Form 10-K
period 2025-06-30
Readvantage Corp.
filed 2025-09-26
CIK 2057381

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2025

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-285670

READVANTAGE CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7374 (Primary Standard Industrial Classification Number)	32-0744491 (IRS Employer Identification Number)

801 Travis Street, Suite 2101, Houston, TX, 77002, USA

(Address of principal executive offices, zip code)

+1816-3276170

generaloffice@readvantage.tech

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	-	-

Securities registered pursuant to Section 12(b) of

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]      No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ]       No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [ ]       No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes []       No [X]

As of June 30, 2025, the last business day of the registrant’s most recently completed fiscal year, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,947,400 common shares issued and outstanding as of September 26, 2025.

READVANTAGE CORP.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

Business Overview

Readvantage Corp. is a development stage company incorporated in Nevada on August 11, 2023 for the purpose of providing digital reading solutions globally. Readvantage Corp. is a pioneering technology company focused on transforming the reading and comprehension experience through advanced technologies and artificial intelligence. Our flagship product is a web platform that utilizes bionic reading technology powered by artificial intelligence, designed to enhance reading speed and comprehension by analyzing and simplifying complex text.

Central to our operations is a reading companion designed to tailor the reading experience for individual users. This platform with bionic reading technology employs artificial intelligence algorithms to analyze and improve text, breaking down complex sentences for increased reading speed and comprehension. Users benefit from an enhanced ability to efficiently read and assimilate information, leading to improved learning experiences.

Bionic reading technology leverages typographical and visual strategies to guide the eyes through text more efficiently. By highlighting the most concise parts of words and phrases, it allows readers to focus better and move through text faster, reducing cognitive load and enhancing overall comprehension. This approach transforms the way we consume written information, making reading more accessible and enjoyable for everyone.

We are committed to inclusivity, providing resources for individuals with disabilities such as visual impairments and learning disabilities, supporting those with ADHD and dyslexia for an accessible reading experience.

Beyond individual readers, our bionic reading technology are in demand by information professionals, librarians, and researchers, facilitating efficient extraction and processing of information from extensive texts, boosting productivity and research capabilities.

For tech-savvy individuals interested in staying at the forefront of reading technology, our platform offers an array of innovative features, making it the go-to resource for exploring the advancements in reading technology.

Readvantage Corp. offers several key features that enhance the reading experience for users. Our platform with bionic reading technology enables users to read more in less time by guiding their eyes through text more efficiently. This approach improves comprehension by highlighting key text elements, allowing users to focus on the most important parts of the text, thereby enhancing understanding. Additionally, our platform with bionic reading technology optimizes text presentation to reduce eye strain, making reading more comfortable. We prioritize accessibility, ensuring that our platform is suitable for individuals with reading difficulties, enabling them to enjoy and understand texts better. Furthermore, our platform provides convenience with options to read online or download books for offline access, allowing users to enjoy our extensive library anytime and anywhere.

We currently utilize books from the Gutenberg website and plan to expand our library database. In the future, we plan to transition to purchasing paid licensed books. We offer users free access to our library through our website https://readvantage.tech, where they can explore a wide variety of books. Our library provides the opportunity to either download books for offline reading or engage in online reading, all enhanced by bionic reading technology. Users have access to 18 different book genres, ensuring that they can find content that suits their interests. Additionally, we provide access to our API featuring bionic reading technology for developers and businesses looking to integrate this cutting-edge technology into their platforms. For this service, we offer three Tariff Plans, each providing varying levels of access and functionality to the API.

We have completed the development of our website and API, which features a fully operational platform that is already providing access to our services. We are actively working on enhancements and plan to implement new features and capabilities to make the user experience even more convenient and efficient.

Our core mission is to empower individuals and institutions by augmenting reading and comprehension capabilities, pushing the boundaries of reading technology to make it more accessible, pleasurable, and efficient for everyone.

Advancing AI Technology for Enhanced Reading Experience

We use bionic reading technology based on natural language processing (NLP) and machine learning, powered by advanced artificial intelligence. NLP algorithms analyze text, identifying key words and semantic structure, which allows for the highlighting of important elements to simplify comprehension. The system learns from large datasets, adapting to user preferences and improving recommendations. Dynamic text presentation is achieved through adaptive algorithms that automatically adjust font size, spacing, and emphasis based on user settings, enhancing readability and focus. Additionally, we offer an API that enables educational institutions and professionals to integrate our technologies into their systems.

Competitive Advantages

Readvantage Corp. identifies several key strengths that set us apart from competitors:

Extensive Digital Library: Readvantage's platform stands out with a comprehensive digital book library, seamlessly converted into bionic reading format, ensuring a diverse range of accessible content.

User-Centric Design: A user-friendly interface, intuitive design, and efficient functionality make the Readvantage platform easy to navigate, ensuring a positive reading experience.

Commitment to Accessibility: Readvantage prioritizes inclusivity, offering features supporting individuals with disabilities, differentiating our platform in fostering an inclusive reading experience.

Continuous Technological Advancements: A commitment to ongoing innovation ensures Readvantage stays ahead, evolving technology to meet changing user needs and explore opportunities for enhancement.

Marketing

Our strategic growth initiatives include continuously enhancing the user experience, expanding into global markets, forming strategic partnerships and acquisitions, increasing brand awareness through marketing, adapting to industry trends, investing in customer service, global localization, exploring API opportunities, and expanding partnerships with major digital reading services.

Employees

We have 2 employees as of the report date. Our director, Ilona Andzejevska and secretary, Valentina Baceviciene, are employees of the Company. As our business and operations increase, we will assess the need for full time management and administrative support personnel.

Offices

Our current registration address is 801 Travis Street, Houston, TX 77002. Our telephone number is +18163276170.

ITEM 1A. Risk Factors

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1A. Risk Factors. Despite the fact that we are not required to provide risk factors, we consider the following factors to be risks to our continued growth and development:

Our company heavily relies on advanced technology. Any technological glitches, malfunctions, or failures could disrupt the user experience, resulting in dissatisfaction and potential churn.

Our success is heavily dependent on the effective functioning of our proprietary technology, which is integral to our products and services. The development, deployment, and operation of our technology involve complex processes that are susceptible to glitches, malfunctions, and failures. These issues may arise due to various factors, including software bugs, data inconsistencies, and external disruptions. Such technological setbacks could lead to service interruptions, inaccuracies, or inefficiencies, impacting the user experience and the overall quality of our offerings. Any disruption or degradation in the performance of our technology may result in user dissatisfaction. Dissatisfied users may seek alternative solutions, resulting in customer churn.

Our company's success relies on our ability to gain market acceptance and compete effectively in the education technology sector. Other established or emerging companies may offer similar or better solutions, affecting the company's market share.

Competition in the education technology sector is intense, and our ability to succeed and maintain market share is subject to significant risks. We face the risk that other established companies or emerging competitors may offer similar or superior solutions, which could result in the loss of our market share and a negative impact on our financial performance.

As the education technology sector continues to evolve, we may need to invest substantial resources to innovate and differentiate our offerings to remain competitive.

The success of the platform also hinges on the quality and diversity of the content it offers. Risks include the need to continually update and expand the content library to meet user expectations.

The success of our platform is contingent upon the quality and diversity of the content it offers. We utilize the extensive library of free eBooks available on Gutenberg, which provides a solid foundation for our content offerings. However, we face the risk of having to continually update and expand our content library to meet evolving user expectations. If we fail to do so effectively, it may result in decreased user engagement and satisfaction, negatively impacting our financial performance.

Additionally, unforeseen disruptions, such as content creator disputes or legal challenges, could further impact our ability to maintain a high-quality and diverse content library.

Some of our competitors may be able to use their financial strength to dominate the market, which may affect our ability to generate revenues.

Some of our competitors may be much larger companies than us and very well capitalized. They could choose to use their greater resources to finance their continued participation and penetration of this market, which may impede our ability to generate sufficient revenue to cover our costs. Their better financial resources could allow them to significantly outspend us on research and development, as well as marketing and production. We might not be able to maintain our ability to compete.

We may have limited abilities to compete against our competitors.

Our ability to compete against our competitors may be limited. We anticipate facing strong competition from both well-established companies and small independent businesses in the educational industry. This intense competition could result in price reductions and a decrease in demand for our services. We will be at a competitive disadvantage in obtaining the facilities, employees, financing and other resources fulfill the demands by prospective customers. Our opportunity to obtain customers may be limited by our financial resources and other assets. We expect to be less able than our larger competitors to cope with generally increasing costs and expenses of doing business.

We cannot guarantee future customers. Even if we obtain customers, there is no assurance that we will be able to generate a profit. If that occurs, we will have to cease operations.

We cannot guarantee that we will be able to attract future customers. Even if we obtain new customers for our service, there is no guarantee that we will make a profit. If we are unable to attract enough customers to operate profitably, we will have to suspend or cease operations.

Because we are small and do not have much capital, our marketing campaign may not be enough to attract a sufficient number of customers to operate profitably. If we do not make a profit, we will suspend or cease operations.

Due to the fact, we are small and do not have much capital, we may limit our marketing activities and might not be able to make our services known to potential customers. Because we will be limiting our marketing activities, we may not be able to attract enough customers to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

Risks associated with lack of demand for our products/services.

Our business operations are inherently reliant on the demand for our products/services. A lack of sufficient demand could adversely affect our financial performance, market share, and overall viability. A significant concern is the financial impact of insufficient demand. Lower than anticipated revenues and profits may result, potentially impacting our ability to meet financial obligations and sustain profitability. This could lead to decreased shareholder value and hinder our ability to attract additional investment capital. To date, the Company has not generated any revenue. Furthermore, a lack of customer interest in our services may result in market share erosion as customers turn to competitors offering similar products/services. This could weaken our competitive position within the industry and make it more challenging to capture market share in the future. To stimulate demand and attract customers, we may be required to allocate additional resources towards marketing efforts. These expenditures may erode our profit margins and strain our financial resources, particularly if they fail to yield the desired increase in demand.

Our business is subject to fluctuations in market demand, which may be influenced by various factors including economic conditions, consumer preferences, and competitive dynamics. A sustained downturn in demand could have a material adverse effect on our financial results and long-term prospects.

ITEM 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

ITEM 1C. Cybersecurity

The security of information is under managements control and ensured by internal security rules applied.

ITEM 2. Properties

Our current registration address is 801 Travis Street, Houston, TX 77002.

ITEM 3. Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not currently traded on any exchange. We cannot assure that any market for the shares will develop or be sustained. We have not paid any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of our business. We cannot assure you that we will ever pay cash dividends.

Whether we pay cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements and any other factors that the Board of Directors decides are relevant. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of June 30, 2025, the Company has 4,927,600 shares of common stock issued and outstanding held by Company’s shareholders.

ITEM 6. Reserved

Not applicable to smaller reporting companies.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with (i) our audited financial statement as of June 30, 2025, that appear elsewhere in this filing. This filing contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained herein to reflect future events or developments. For information regarding risk factors that could have a material adverse effect on our business, refer to the Risk Factors section of this filing beginning on page 6.

Going Concern

The future of our Company is dependent upon its ability to obtain financing and upon future profitable operations from the sale of products and services through our websites. Management has plans to seek additional capital through a private placement and public offering of its Common Stock, if necessary.

Liquidity and Capital Resources

As of June 30, 2025, the Company had $111,161 in current assets, compared to $103,421 as of June 30, 2024. The Company’s liabilities stood at $187,866 as of June 30, 2025, an increase of $45,457 from the previous year. The accumulated deficit was $91,896 as of June 30, 2025, an increase of $48,407 since June 30, 2024.

For the year ended June 30, 2025, the Company used $37,332 in cash for operating activities, compared to $6,111 of cash provided by operating activities for the year ended June 30, 2024.

For the year ended June 30, 2025, the Company used cash in investing activities in the amount of $22,800 for the purchase of intangible assets, a decrease of $88,200 from the previous year.

Additionally, the Company received $71,272 in cash financing activities for the year ended June 30, 2025, compared to $105,909 in the previous year, mostly due to proceeds from loans from related parties and proceeds from the sale of common stock.

The Company is expected to continue to generate revenue from operations in the coming year; however, there can be no assurance that this will happen. The Company relies on financing provided by loans from Ilona Andzejevska, our President, pursuant to the Loam Agreement between Readvantage Corp. and Ms. Ilona Andzejevska dated August 11, 2023. The loans will also be used to fund the Company’s operations and will be disbursed “as needed.” The aggregate amount of such funds shall not exceed $400,000. The Company will repay the amounts lent to the President from the revenues it receives.

As the Company’s expenses are relatively stable, unless additional websites are rolled out, the Company believes it can continue its present operations with projected revenues together with proceeds from a private offering. The Company will consider raising additional funds through sales of equity, debt and convertible securities, if it is deemed necessary. The Company has no intention in investing in short-term or long-term discretionary financial programs of any kind.

Results of Operations

Total revenue for the year ended June 30, 2025, was $12,966, while there was no revenue for the year ended June 30, 2024.

Total expenses for the year ended June 30, 2025 were $48,367, made up amortization expense of $26,200, $16,133 other operating costs and $19,000 auditors' remuneration.

Total expenses for the year ended June 30, 2024 were $43,488, made up amortization expense of $8,599, $25,889 other operating costs and $9,000 auditors' remuneration.

For the year ended June 30, 2025 and 2024, the Company recorded a net loss of $48,407 and $43,488, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimate that we use to prepare our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

We consider the following to be critical accounting policies:

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

ITEM 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report and is included herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 6, 2025, the Company dismissed Saeed Kamran & Co. Chartered Accountants and, on the same date, engaged Chaudhury Ahmed Habib & Co. as its new independent registered public accounting firm for the fiscal year ended June 30, 2025. During the period from January 9, 2025,  the date of our engagement with Saeed Kamran & Co. Chartered Accountants, through August 6, 2025, there were no disagreements with Saeed Kamran & Co. Chartered Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, as defined in Item 304(a)(1)(iv) of Regulation S-K.

ITEM 9A. Controls and Procedures

The Company is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the USA. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We lack an adequate internal control structure – Due to the size of the Company we do not have the appropriate control activities, risk assessment procedures, controls over information and communication, or effective monitoring controls.

2.	We do not have appropriate segregation of duties or adequate accounting resources – The Company have three employes therefore no reviews are in place to ensure adequate financial reporting. Additionally, we lack accounting personnel with sufficient accounting knowledge, experience, and understanding of U.S. generally accepted accounting principles (“US GAAP”) or the rules of the U.S. Securities and Exchange Commission (“SEC”). Further, while not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements.

Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

3.	We did not implement appropriate information technology controls – As at June 30, 2025, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors. Further, there are no IT controls in place to prevent changes to, or misstatement in, financial reporting.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2025 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

On July 15, 2025, the Board of Directors appointed Andrii Lunhu to serve as Secretary of the Company. On September 24, 2025, Andrii Lunhu notified the Company of his resignation from his position as Secretary, effective the same date. His resignation was not the result of any disagreement with management or the Board of Directors of the Company.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
Ilona Andzejevska	36	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
Valentina Baceviciene	59	Secretary

Ilona Andzejevska

Mrs. Andzejevska has served as our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director since August 11, 2023. Mrs. Andzejevska has over 15 years of experience in technology and sales. From 2007 to 2012, Mrs. Andzejevska served as a Chief Sales Manager at UAB M&P Verslo sprendimai, a business solutions company in Lithuania. Since 2013, she transitioned to e-commerce as a private entrepreneur. From 2017 to 2021, Mrs. Andzejevska served as Lead Developer at SmartText Analytics in Vilnius, Lithuania, leading a team focused on building machine learning models to enhance text comprehension. Most recently, from 2021 to 2023, she was the Chief Technology Officer at Bionic Read Technologies in Vilnius, Lithuania, where she developed proprietary algorithms for adaptive reading enhancement. Mrs. Andzejevska earned a Master’s Degree in Economics and Finance from Vilnius Co-operative College, in 2014.

Valentina Baceviciene

Mrs. Baceviciene has served as our Secretary since August 11, 2023.  From 2017 to 2020, she served as an Executive Assistant at VilniuSense UAB, a consulting firm based in Vilnius. From 2020 to 2024, she held the role of Operations Coordinator at EcoPro Services. Mrs. Baceviciene earned a Bachelor’s Degree in Business Administration from Vilnius University in 2010.

Former Officer

Andrii Lunhu served as Secretary of the Company from July 15, 2025 until his resignation on September 24, 2025. His resignation was not the result of any disagreement with management or the Board of Directors.

During the past ten years, Mrs. Andzejevska and Mrs. Baceviciene have not been the subject to any of the following events:

1.    Any bankruptcy petition filed by or against any business of which Mrs. Andzejevska, Mrs. Baceviciene were a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.    Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.    An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mrs. Andzejevska and Mrs. Baceviciene involvement in any type of business, securities or banking activities.

4.    Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to violate a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.    Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.    Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.    Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.      Any Federal or State securities or commodities law or regulation; or

ii.    Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.  Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.    Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a) (26) of the Exchange Act (15 U.S.C. 78c(a) (26))), any registered entity (as defined in Section 1(a) (29) of the Commodity Exchange Act (7 U.S.C. 1(a) (29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members.

ITEM 11. Executive Compensation

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Ilona Andzejevska, President	Since inception (August 11, 2023) till June 30, 2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Valentina Baceviciene, Secretary	Since inception (August 11, 2023) till June 30, 2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the Company and its Officer.

Mrs. Andzejevska and Mrs. Baceviciene currently devotes restricted amount of time to our operations. They have agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of filing, certain information with respect to the beneficial ownership of shares of our Common Stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of Common Stock, (ii) each director or nominee for director of our company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner*	Address	Number of Shares	Owned Percent of Class**
Ilona Andzejevska	Street: Gamyklos g. 30-18 City: Rudaminos k., Rudaminos sen. ZIP: 13249, Country: Lithuania	4,500,000	64,77%

(*) Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities.

Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

(**) Percent of class is calculated on the basis of the number of fully diluted shares outstanding on September 26, 2025- 6,947,400.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

It is our practice and policy to comply with all applicable laws, rules and regulations regarding related person transactions, including the Sarbanes-Oxley Act of 2002. A related person is an executive officer, director or more than 5% stockholder of Readvantage Corp., including any immediate family members, and any entity owned or controlled by such persons. Our Board of Directors (excluding any interested director) is charged with reviewing and approving all related-person transactions, and a special committee of our Board of Directors is established to negotiate the terms of such transactions. In considering related-person transactions, our Board of Directors considers all relevant available facts and circumstances.

Director Independence

Our board of directors is currently composed of two members, neither of whom qualifies as an independent director under the corporate governance requirements of the OTC Markets. The OTC Markets do not impose specific independence requirements; however, companies seeking to qualify for certain OTC tiers, such as OTCQX, must maintain a board with independent directors.

Our board of directors has not conducted a formal assessment to determine whether our directors meet any applicable independence criteria under SEC rules or other relevant regulatory frameworks. If we seek to meet the independence requirements for a specific OTC Markets tier in the future, we may need to appoint additional independent directors.

Related Party Transactions

As of June 30, 2025, the CEO and director of the Company had advanced $161,990 to the Company, of which $60,582 was advanced during the year ended June 30, 2025. This loan is for working capital purposes and is unsecured, interest-free, and has no fixed payment terms other than the maturity date of August 10, 2028.

ITEM 14. Principal Accountant Fees and Services

 The following table sets forth the fees billed to our Company by our independent registered accounting firm for the years ended June 30, 2025 and 2024.

	2025	2024
Audit Fees	$19,000	9,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$19,000	$9,000

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Form 10-K:

(1)Financial Statements:

(2)Financial Statement Schedules:

None.

(3)Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description

19	Insider Trading Policy
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on September 26, 2025.

Readvantage Corp.

By:	/s/ Ilona Andzejevska
Name:	Ilona Andzejevska
Title:	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

By:	/s/ Valentina Baceviciene
Name:	Valentina Baceviciene
Title:	Secretary

Report of Independent Registered Public Accounting Firm

Chaudhury Ahmed Habib & Co.
(Chartered Accountants)
House no 982, Street no 21, Phase 4, Bahria Town, Islamabad
Tel: +92 (51) 5737581-2
Fax: +92 (51) 5732505
Email: cahabib2@gmail.com
www.cahpk.com

INDEPENDENT AUDITORS' REPORT TO THE BOARD OF DIRECTORS OF READVANTAGE CORP.

Opinion on the Financial Statements

We have audited the accompanying statement of financial position of Readvantage Corp. as of June 30, 2025 and 2024 and the statement of operations, statement of comprehensive income, statement of stockholder's equity and the statement of cash flows for the years then ended, and the related notes (collectively referred to as "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Ch Ahmed Habib & Co

MS CHAUDHURY AHMED HABIB & CO. (CHARTERED ACCOUNTANTS)

We have served as the Company's auditor since 2025.
PCOAB No. 7157
Chaudhury Ahmed Habib
Islamabad, Pakistan
Dated: September 22, 2025

MS CHAUDHURY AHMED HABIB & CO CHAUDHURY AHMED HABIB

Islamabad, Pakistan

READVANTAGE CORP.

BALANCE SHEETS

AS OF JUNE 30, 2025 AND 2024

	June 30, 2025	June 30, 2024
ASSETS
Current Assets
Cash and cash equivalents	$11,160	$20
Total Current Assets	11,160	20
Other Current Assets
Intangible Assets, net	100,001	103,401
Total Other Current Assets	100,001	103,401
Total Assets	$111,161	$103,421
LIABILITIES AND STOCKHOLDERS` EQUITY
Current Liabilities
Accrued and other liabilities	$18,800	$41,000
Deferred revenue	7,075	-
Provision for taxation - net	-	-
Loan from director	161,990	101,409
Total Current Liabilities	187,866	142,409
Total Liabilities	$187,866	$142,409

CONTINGENCIES AND COMMITMENTS
SHARE CAPITAL AND RESERVES
Stockholders` Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 4,927,600 and 4,500,000 shares issued and outstanding at June 30, 2025 and 2024, respectively	4,928	4,500
Additional paid in capital	10,263	-
Accumulated Deficit	(91,896)	(43,488)
Total Stockholders` Equity (Deficit)	(76,705)	(38,988)
TOTAL LIABILITIES AND STOCKHOLDERS` EQUITY (DEFICIT)	$111,161	$103,421

The annexed notes form an integral part of these financial statements.

READVANTAGE CORP.

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2025 AND 2024

	Year Ended June 30, 2025	Year Ended June 30, 2024
NET REVENUE	$12,966	$-
DIRECT OPERATING COSTS
Other operating costs	(16,133)	(25,889)
Depreciation and amortization	(26,200)	(8,599)
Other expenses	(19,000)	(9,000)
OPERATING LOSS	(48,367)	(43,488)
OTHER:
Other income - net	-	-
Finance cost	(40)	-
LOSS BEFORE TAXATION	(48,407)	(43,488)
Taxation	-	-
NET LOSS	$(48,407)	$(43,488)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,504,708	4,500,000

The annexed notes form an integral part of these financial statements.

READVANTAGE CORP.

STATEMENT OF COMPREHENSIVE INCOME

FOR THE YEAR ENDED JUNE 30, 2025 AND 2024

	Year Ended June 30, 2025	Year Ended June 30, 2025
NET LOSS	$(48,407)	$(43,488)
Items that will not be reclassified to profit or loss:
Other Comprehensive income (loss)- net of tax	-	-
COMPREHENSIVE LOSS	$(48,407)	$(43,488)

The annexed notes form an integral part of these financial statements.

READVANTAGE CORP.

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEAR ENDED JUNE 30, 2025 AND 2024

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated deficit	Total
	Shares	Amount

Balance as of August 11, 2023	-	$-	$-	$-	$-	$-
Net loss attributable for the year	-	-	-	(43,488)	(43,488)	(43,488)
Common stock	4,500,000	4,500	-	-	-	4,500
Other comprehensive income (loss) for the year - net of tax	-	-	-	-	-	-
Balance as of June 30, 2024	4,500,000	$4,500	$-	$(43,488)	$(43,488)	$(38,988)

Balance as of July 01, 2024	4,500,000	$4,500	$-	$(43,488)	$(43,488)	$(38,988)
Net loss attributable for the year	-	-	-	(48,407)	(48,407)	(48,407)
Common stock	428,000	428	10,263	-	-	428
Other comprehensive income (loss)- net of tax	-	-	-	-	-	-
Balance as of June 30, 2025	4,928,000	$4,928	$10,263	$(91,896)	$(91,896)	$(76,705)

The annexed notes form an integral part of these financial statements.

READVANTAGE CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2025 AND 2024

	Year Ended June 30, 2025	Year Ended June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(48,407)	$(43,488)
Adjustment for non-cash charges and other items:
Depreciation and amortization	26,200	8,599
Changes in operating assets and liabilities:
Increase / (Decrease) in non-current liabilities and assets:
Accrued and other liabilities	(22,200)	41,000
Deferred liabilities	7,075	-
Net cash generated from operating activities	(37,332)	6,111

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible	(22,800)	(112,000)
Net cash used in investing activities	(22,800)	(112,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock	428	4,500
Loan from director	60,582	101,409
Additional paid in capital	10,263	-
Net cash generated from financing activities	71,273	105,909
Net Increase in Cash and Cash Equivalents	11,140	20
Cash and cash equivalent at the beginning of the period	20	-
Cash and cash equivalent at the end of the period	$11,160	$20

The annexed notes form an integral part of these financial statements.

READVANTAGE CORP.

NOTES TO THE FINANCIAL STATEMENTS

1. Legal status and nature of business

1.1 Readvantage Corp.

Readvantage Corp. ("The Company") is a Nevada Corporation, incorporated on August 11, 2023. The company is a corporation organized under the laws of the State of Nevada with an address at 801 Travis Street, Suite 2101, Houston, TX 77002.

2. Basis of Preparation of Financial Statements

2.1 Basis of Presentation

We have prepared financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

2.2 Intangible Assets

Intangible assets are subject to amortization and are amortized using the straight-line method over their estimated period of benefit. The recoverability of intangible assets is evaluated periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

2.3 Cash and Cash Equivalent

For purposes of the statements of cash flows, the Company considers cash in hand and cash at bank along with all highly liquid investments available for current use with an initial maturity of three months or less to be cash equivalents.

2.4 Capital Stock

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share. 4,927,600 shares of common stock were issued and outstanding as at June 30, 2025 and 4,500,000 at June 30, 2024.

2.5 Revenue Recognition

The revenue is recognized when promised goods or services are transferred to the customer, with the recognized amount equaling the total consideration expected in return. The FASB's five-step approach for revenue recognition is as follows:

-	Identify the customer contract.
-	Identify contract performance obligations.
-	Determine the transaction price.
-	Allocate the transaction price to performance obligations.
-	Recognize revenue when performance obligations are fulfilled.

Readvantage Corp. is a company that provides access to a library of books enhanced with bionic reading technology. Company generates revenue by offering an API service that allows developers and companies to integrate bionic reading technology into their own platforms. This API service is offered through three different pricing plans with varying levels of access and functionality.

We provide access to our API featuring bionic reading technology for developers and businesses looking to integrate this cutting-edge functionality into their platforms. For this service, we offer three subscription-based Tariff Plans, each providing varying levels of access and features. These plans are presented on our website at https://readvantage.tech.

The subscription revenue of $12,966 recognized for the year ended June 30, 2025, represents the Company’s revenue from selling our API featuring bionic reading technology subscriptions. Revenue is recognized over time, typically on a straight-line basis, as the customer receives access to the API throughout the subscription period. Any portion of the fees received but not yet earned by the end of the reporting period is recorded as deferred revenue and recognized in subsequent periods.

2.6 Earnings Per Share

The Company presents basic and diluted earnings per share ("EPS") data for its ordinary shares. The basic EPS is calculated by dividing (a) by (b):

a. The income attributable to common shareholders.

b. The weighted-average number of common shares outstanding

Diluted EPS is determined by adjusting the profit or loss attributable to ordinary shareholders and the weighted average number of ordinary shares outstanding, adjusted for the effects of all dilutive potential ordinary shares. There are no dilutive instruments at reporting date.

2.7 Deferred Revenue

Deferred revenue represents billing in excess of revenue earned on contracts and is recognized on a pro-rata basis over the life of the contract.

2.8 Use of estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in management's estimate or assumption could have a material impact on Readvantage Corp. financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Readvantage Corp. financial statements reflect all adjustments that management believe are necessary for the fair presentation of their financial condition and results of operations for the period presented.

2.9 Fair value measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilized certain assumptions that participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observable inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy.

The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

- Level 1 observable inputs - unadjusted quoted prices inactive markets for identical assets and liabilities;

- Level 2 observable inputs - other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data;

- Level 3 Un observable inputs - includes amounts derived from valuation models where one or more significant inputs are unobservable.

 2.10 Net Income (Loss) per Common Share

The Company computes income (loss) per share in accordance with ASC 260-10-45, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic income (loss) per share is computed by dividing net income (loss) available to Common Stockholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted income (loss) per share are equal.

3. Cash and Cash Equivalents

	June 30, 2025	June 30, 2024
Cash at bank	-----(USD)-----
Current accounts	$11,160	$20
Savings accounts	-	-
Cash in hand	-	-
	$11,160	$20

4. Intangible assets - net

	June 30, 2025	June 30, 2024
	-----(USD)-----
Website Development	$134,800	$112,000
Less: Accumulated amortization	(34,799)	(8,599)
	$100,001	$103,401

4.1 Depreciation and amortization

Useful life of intangible assets is 5 years. Moreover, amortization on intangible assets has been allocated to depreciation and amortization on face of the statement of profit or loss.

5. Accrued and other liabilities

	June 30, 2025	June 30, 2024
	-----(USD)-----
Accrued liabilities	$8,800	$32,000
Audit fee payable	$10,000	$9,000
	$18,800	$41,000

5.1 Accrued liabilities represent payable to Notapay UK Limited for financial planning and analysis services and for 2023 it represents payable to PMG One Group Inc (developer) for website and API development services.

6. Loan from director

	June 30, 2025	June 30, 2024
	-----(USD)-----
Loan from director	$161,990	$101,409
	$161,990	$101,409

6.1 This represents loan payable to director and it shall be non-interest bearing and secured and it shall be repayable over a period of 5 years. The loan or a portion of it may be repaid by converting it into shares of Common Stock, subject to the terms mutually agreed upon by the parties.

7. Contingencies and Commitments

There are no contingencies and commitments at June 30, 2025 and 2024.

8. Other Operating Costs

	For the Year Ended June 30, 2025	For the Year Ended June 30, 2024
Office rent	$348	$232
Postage and delivery	-	9
Consulting services	-	4,600
License and permits	846	-
Legal and professional	1,500	21,048
Financial planning and analysis	8,800	-
Website related expense	4,400	-
General expense	239	-
	$16,133	$25,889

9. Depreciation and Amortization

	For the Year Ended June 30, 2025	For the Year Ended June 30, 2024

Amortization	$26,200	$8,599
	$26,200	$8,599

10. Other Expenses

	For the Year Ended June 30, 2025	For the Year Ended June 30, 2024

Auditors' remuneration	$19,000	$9,000
	$19,000	$9,000

11. Related Parties

Related parties comprise the parent Company, associated companies / undertakings, directors of the Company and their close relatives and key management personnel of the Company. The Company in the normal course of business carries out transactions with various related parties. Credit terms with related parties are more than normal business arrangements. Amounts due from and due to related parties are shown under respective notes to these financial statements.

Related party	Nature of transaction	June 30, 2025	June 30, 2024

Transactions during the year
Director's loan	Loan obtained from director	$60,582	101,409
Outstanding payables
Director's loan	Loan from director	$161,990	101,409

11.1 The Company owes $161,990 interest free loan to its director as on 30 June 2025 and 101,409 as on 30 June 2024.

12. Subsequent Events

In accordance with SFAS 165 (ASC 855-10), the Company reviewed its activities subsequent to

June 30, 2025 and through the date these financial statements were available to be issued, and has determined that it does not have any material events to disclose except as follows:

Subsequent to June 30, 2025 the Company issued 2,019,800 additional common shares at $0.025 per share for a total of $50,495 cash proceeds.

On September 24, 2025, Andrii Lunhu, who was serving as Secretary of the Company, resigned from his position, effective the same date. Mr. Lunhu’s resignation was not the result of any disagreements with management, the Board of Directors.

13. General

Figures have been rounded off to the nearest $USD.