Form 10-Q
period 2025-09-30
Readvantage Corp.
filed 2025-11-04
CIK 2057381

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-285670

READVANTAGE CORP.

(Exact name of registrant as specified in its charter)

Nevada	7374	32-0744491
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

801 Travis Street, Suite 2101, Houston, TX, 77002, USA

+1816-3276170

generaloffice@readvantage.tech

(Address, including zip code, and telephone number, including area code,

of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)       No ( )

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [ ]       No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )	Large accelerated filer ( )	Non-accelerated Filer (X)	Smaller reporting company (X)	Emerging growth company (X)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,947,400 common shares issued and outstanding as of November 4, 2025.

READVANTAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim financial statements of Readvantage Corp. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

READVANTAGE CORP.

CONDENSED BALANCE SHEETS

	September 30, 2025	June 30, 2025
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$2,113	$11,160
Other current assets
Prepaid Expenses	21,370	-
Total Current Assets	23,483	11,160
Other Current Assets
Intangible Assets, net	93,261	100,001
Total Other Current Assets	93,261	100,001
Total Assets	$116,744	$111,161

LIABILITIES AND STOCKHOLDERS` EQUITY
Current Liabilities
Accrued and other liabilities	$3,350	$18,800
Deferred revenue	5,592	7,075
Provision for taxation - net	-	-
Loan from director	171,943	161,990
Total Current Liabilities	180,885	187,866
Total Liabilities	$180,885	$187,866
CONTINGENCIES AND COMMITMENTS
SHARE CAPITAL AND RESERVES
Stockholders` Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 6,947,400 and 4,927,600 shares issued and outstanding at September 30, 2025 and June 30,2025, respectively	6,947	4,928
Additional paid in capital	58,738	10,263
Accumulated Deficit	(129,827)	(91,896)
Total Stockholders` Equity (Deficit)	(64,142)	(76,705)
TOTAL LIABILITIES AND STOCKHOLDERS` EQUITY (DEFICIT)	$116,744	$111,161

The annexed notes form an integral part of these financial statements.

READVANTAGE CORP.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Three months ended September 30, 2025	Three months ended September 30, 2024
NET REVENUE	$5,677	$-
DIRECT OPERATING COSTS
Other operating costs	(33,868)	(933)
Depreciation and amortization	(6,740)	(5,980)
Other expenses	(3,000)	(3,000)
OPERATING LOSS	(37,931)	(9,913)
OTHER:
Other income - net	-	-
Finance cost	-	-
LOSS BEFORE TAXATION	(37,931)	(9,913)
Taxation	-	-
NET LOSS	$(37,931)	$(9,913)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,135,518	4,500,000

The annexed notes form an integral part of these financial statements.

READVANTAGE CORP.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Three months ended September 30, 2025	Three months ended September 30, 2024
NET LOSS	$(37,931)	$(9,913)
Items that will not be reclassified to profit or loss:
Other Comprehensive income (loss) - net of tax	-	-
COMPREHENSIVE LOSS	$(37,931)	$(9,913)

The annexed notes form an integral part of these financial statements.

READVANTAGE CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated deficit	Total
	Shares	Amount

Balance as of June 30, 2024	4,500,000	$4,500	$-	$(43,488)	$(43,488)	$(38,988)
Net loss	-	-	-	(9,913)	(9,913)	(9,913)
Common stock	-	-	-	-	-	-
Other comprehensive income (loss) for the year - net of tax	-	-	-	-	-	-
Balance as of September 30, 2024	4,500,000	$4,500	$-	$(53,401)	$(53,401)	$(48,901)

Balance as of June 30, 2025	4,928,000	$4,928	$10,263	$(91,896)	$(91,896)	$(76,705)
Net loss	-	-	-	(37,931)	(37,931)	(37,931)
Common stock	2,019,400	2,019	48,475	-	-	50,494
Other comprehensive income (loss)- net of tax	-	-	-	-	-	-
Balance as of September 30, 2025	6,947,400	$6,947	$58,738	$(129,827)	$(129,827)	$(64,142)

The annexed notes form an integral part of these financial statements.

READVANTAGE CORP.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Three months ended September 30, 2025	Three months ended September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(37,931)	$(9,913)
Adjustment for non-cash charges and other items:
Depreciation and amortization	6,740	5,980
Changes in operating assets and liabilities:
Increase / (Decrease) in non-current liabilities and assets:
Prepaid expenses	$(21,370)	$-
Accrued and other liabilities	(15,450)	(29,000)
Deferred revenue	(1,483)	-
Net cash used in operating activities	(69,494)	(32,933)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible	-	(22,800)
Net cash used in investing activities	-	(22,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock	2,020	-
Loan from director	9,952	55,733
Additional paid in capital	48,475	-
Net cash generated from financing activities	60,447	55,733

Net Increase in Cash and Cash Equivalents	(9,047)	-
Cash and cash equivalent at the beginning of the period	11,160	20
Cash and cash equivalent at the end of the period	$2,113	$20

The annexed notes form an integral part of these financial statements.

READVANTAGE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

1. Legal status and nature of business

1.1 Readvantage Corp.

Readvantage Corp. ("The Company") is a Nevada Corporation, incorporated on August 11, 2023. The company is a corporation organized under the laws of the State of Nevada with current registration address at 801 Travis Street, Suite 2101, Houston, TX 77002.

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

2.4 Capital Stock

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share. 4,927,600 shares of common stock were issued and outstanding as at June 30, 2025 and 6,947,400 at September 30, 2025.

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

The subscription revenue of $5,677 recognized for the three months ended September 30, 2025, represents the Company’s revenue from selling our API featuring bionic reading technology subscriptions. Revenue is recognized over time, typically on a straight-line basis, as the customer receives access to the API throughout the subscription period. Any portion of the fees received but not yet earned by the end of the reporting period is recorded as deferred revenue and recognized in subsequent periods.

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

3. Cash and Cash Equivalents

	September 30, 2025 (Unaudited)	June 30, 2025
Cash at bank	-----(USD)-----
Current accounts	$2,113	$11,160
Savings accounts	-	-
Cash in hand	-	-
	$2,113	$11,160

4. Other current assets

	September 30, 2025 (Unaudited)	June 30, 2025
	-----(USD)-----
Prepaid expenses	$21,370	$-
	$21,370	$-

5. Intangible assets - net

	September 30, 2025 (Unaudited)	June 30, 2025
	-----(USD)-----
Website Development	$134,800	$134,800
Less: Accumulated amortization	(41,539)	(34,799)
	$93,261	$100,001

5.1 Depreciation and amortization

Useful life of intangible assets is 5 years. Moreover, amortization on intangible assets has been allocated to depreciation and amortization on face of the statement of profit or loss.

6. Accrued and other liabilities

	September 30, 2025 (Unaudited)	June 30, 2025
	-----(USD)-----
Accrued liabilities	$350	$8,800
Audit fee payable	$3,000	$10,000
	$3,350	$18,800

6.1 The accrued liabilities represent the amount due to Notapay UK Limited for financial planning and analysis services as of 30 June 2025 and the amount due to the transfer agent as 30 September 2025, respectively.

7. Loan from director

	September 30, 2025 (Unaudited)	June 30, 2025
	-----(USD)-----
Loan from director	$171,943	$161,990
	$171,943	$161,990

7.1 This represents loan payable to director and it shall be non-interest bearing and secured and it shall be repayable over a period of 5 years. The loan or a portion of it may be repaid by converting it into shares of Common Stock, subject to the terms mutually agreed upon by the parties.

8. Contingencies and Commitments

There are no contingencies and commitments at June 30, 2025 and September 30, 2025.

9. Other Operating Costs

	For the three months ended September 30, 2025	For the three months ended September 30, 2024
	(Unaudited)
Office rent	$87	$87
Financial planning and analysis	20,900	-
IT expenses	9,460	-
License and permits	800	846
Legal and professional	2,600	-
General expense	21	-
	$33,868	$933

10. Depreciation and Amortization

	For the three months ended September 30, 2025	For the three months ended September 30, 2024
	(Unaudited)
Amortization	$6,740	$5,980
	$6,740	$5,980

11. Other Expenses

	For the three months ended September 30, 2025	For the three months ended September 30, 2024
	(Unaudited)
Auditors' remuneration	$3,000	$3,000
	$3,000	$3,000

12. Related Parties

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

Related party	Nature of transaction	September 30, 2025	June 30, 2025

Transactions during the period
Director's loan	Loan obtained from director	$9,952	60,582
Outstanding payables
Director's loan	Loan from director	$171,943	161,990

12.1 The Company owes $171,943 interest free loan to its director as on 30 September, 2025 and $161,190 as on 30 June, 2025.

13. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

13. General

Figures have been rounded off to the nearest $USD.

ITEM 2. MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In General

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

Initial focus of our business

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as amended, and therefore we intend to take advantage of certain exemptions from various public Company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in this prospectus, our periodic reports and our proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our Common Stock that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1.00 billion in non-convertible debt in the prior three-year period.

We are not a “shell Company” within the meaning of Rule 405, promulgated pursuant to the Securities Act, because we have developed business plan and real business operations.

Monetization strategy

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

Promotion and Marketing

Our strategic growth initiatives include continuously enhancing the user experience, expanding into global markets, increasing brand awareness through marketing, adapting to industry trends, investing in customer service, global localization, exploring API opportunities, and expanding partnerships with major digital reading services.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Government Regulation

Our operations are subject to a wide range of federal, state, and international laws and regulations governing online platforms, particularly those related to content generation, user data protection, and digital services. These regulations include privacy laws, data protection, intellectual property rights, advertising, and marketing practices, as well as compliance with anti-corruption measures and industry-specific standards. We are committed to ensuring full compliance with all relevant laws and regulations that apply to our industry.

Given the evolving nature of online platforms and digital services, we acknowledge that the regulatory environment is constantly changing. We are dedicated to staying informed of regulatory changes and adapting our practices to remain compliant with all legal obligations.

Significant Employees

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

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statement as of June 30, 2025.

Results of Operations

Results of Operations for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024

Revenue

For the three months ended September 30, 2025, the Company received total revenue from the sale of services to its customers in the amount of $5,677, while for the three months ended September 30, 2024, the Company received no revenue.

Operating expenses

Total operating expenses for the three months ended September 30, 2025 were $33,868, while Total operating expenses for the three months ended September 30, 2024 were $933.

The company's operating expenses increased significantly due to the need to implement a strategic investment plan aimed at preparing the business for rapid scaling in the IT sector, attracting new clients, and exploring new technologies and business opportunities.

Net Loss

The net loss for the three months ended September 30, 2025 was $37,931.

The net loss for the three months ended September 30, 2024 was $9,913.

Liquidity and Capital Resources

As at September 30, 2025, our Assets were $116,743. Total Assets included Current Assets $23,482 and Intangible assets $93,261. As at September 30, 2025, our Liabilities were $180,885 and Equity was ($64,142).

Cash Flows from Operating Activities

For the three months ended September 30, 2025 net cash flows used in operating activities was $69,494.

For the three months ended September 30, 2024 net cash flows used in operating activities was $32,933.

Cash Flows from Investing Activities

We had no cash used in investing activities during the three months ended September 30, 2025.

For the three months ended September 30, 2024 net cash flows used in investing activities was $22,800.

Cash Flows from Financing Activities

For the three months ended September 30, 2025 net cash flows generated from financing activities was $60,446.

For the nine months ended September 30, 2024 net cash flows generated from financing activities was $55,733.

Current Financial Condition

As of September 30, 2025, generated of $5,677 revenue and incurred a net loss of $37,931. Additionally, the Company is reporting an accumulated deficit since inception of $129,827. Please refer to our financial statements contained herein for more detailed information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on November 4, 2025.

Readvantage Corp.

By:	/s/	Ilona Andzejevska
	Name:	Ilona Andzejevska
	Title:	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

By:	/s/	Valentina Baceviciene
	Name:	Valentina Baceviciene
	Title:	Secretary