Form 10-K/A
period 2025-06-30
Readvantage Corp.
filed 2026-02-11
CIK 2057381

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,947,400 common shares issued and outstanding as of February 11, 2026.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (the “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2025, which was originally filed with the Securities and Exchange Commission on September 26, 2025 (the “Original Filing”).

The purpose of this Amendment is to correct a clerical error in the Statement of Stockholders’ Equity, where the number of shares outstanding as of June 30, 2025, was incorrectly reported as 4,928,000. The correct number of shares outstanding is 4,927,600. This Amendment also corrects clerical errors on pages F-5 and F-7 regarding column headings. In the Original Filing, both column headings were erroneously labeled "For the year ended June 30, 2025." One of the column headings is corrected to display "For the year ended June 30, 2024" for the comparative period.

No other amendments are being made to the financial statements or disclosures contained in the original filing. The correction does not impact total shareholders' equity, net loss, earnings per share, cash flows or any other primary financial statement line item. As the error is immaterial and does not affect reliance on the previously issued financial statements, a restatement was not required and the independent Auditors' Report has not been revised or reissued.

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

(**) Percent of class is calculated on the basis of the number of fully diluted shares outstanding on February 11, 2026- 6,947,400.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on February 11, 2026.

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

READVANTAGE CORP.

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEAR ENDED JUNE 30, 2025 AND 2024

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated deficit	Total
	Shares	Amount

Balance as of August 11, 2023	-	$-	$-	$-	$-	$-
Net loss attributable for the year	-	-	-	(43,488)	(43,488)	(43,488)
Common stock	4,500,000	4,500	-	-	-	4,500
Other comprehensive income (loss) for the year - net of tax	-	-	-	-	-	-
Balance as of June 30, 2024	4,500,000	$4,500	$-	$(43,488)	$(43,488)	$(38,988)

Balance as of July 01, 2024	4,500,000	$4,500	$-	$(43,488)	$(43,488)	$(38,988)
Net loss attributable for the year	-	-	-	(48,407)	(48,407)	(48,407)
Common stock	427,600	428	10,263	-	-	10,691
Other comprehensive income (loss)- net of tax	-	-	-	-	-	-
Balance as of June 30, 2025	4,927,600	$4,928	$10,263	$(91,896)	$(91,896)	$(76,705)

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