Form 10-Q/A
period 2025-09-30
Readvantage Corp.
filed 2026-02-11
CIK 2057381

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q (the “Amendment”) amends the Quarterly Report on Form 10-Q for the period ended September 30, 2025, which was originally filed with the Securities and Exchange Commission on November 4, 2025 (the “Original Filing”).

The sole purpose of this Amendment is to correct a clerical error in the Statement of Stockholders’ Equity, where the number of shares outstanding as of June 30, 2025, was incorrectly reported as 4,928,000. The correct number of shares outstanding is 4,927,600. In addition, this Amendment corrects the number of shares issued during the quarter from 2,019,400 to 2,019,800; however, the total number of issued shares as of September 30, 2025 remains unchanged.

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

READVANTAGE CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated deficit	Total
	Shares	Amount

Balance as of June 30, 2024	4,500,000	$4,500	$-	$(43,488)	$(43,488)	$(38,988)
Net loss	-	-	-	(9,913)	(9,913)	(9,913)
Common stock	-	-	-	-	-	-
Other comprehensive income (loss) for the year - net of tax	-	-	-	-	-	-
Balance as of September 30, 2024	4,500,000	$4,500	$-	$(53,401)	$(53,401)	$(48,901)

Balance as of June 30, 2025	4,927,600	$4,928	$10,263	$(91,896)	$(91,896)	$(76,705)
Net loss	-	-	-	(37,931)	(37,931)	(37,931)
Common stock	2,019,800	2,019	48,475	-	-	50,494
Other comprehensive income (loss)- net of tax	-	-	-	-	-	-
Balance as of September 30, 2025	6,947,400	$6,947	$58,738	$(129,827)	$(129,827)	$(64,142)

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