Form 10-Q
period 2025-12-31
Readvantage Corp.
filed 2026-02-13
CIK 2057381

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2025

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,947,400 common shares issued and outstanding as of February 13, 2026.

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

READVANTAGE CORP.

CONDENSED BALANCE SHEETS

	December 31, 2025	June 30, 2025
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$481	$11,160
Prepaid Expenses	19,925	-
Total Current Assets	20,406	11,160
Other Current Assets
Intangible Assets, net	100,521	100,001
Total Other Current Assets	100,521	100,001
Total Assets	$120,927	$111,161
LIABILITIES AND STOCKHOLDERS` EQUITY
Current Liabilities
Accrued and other liabilities	$3,000	$18,800
Deferred revenue	27,125	7,075
Provision for taxation - net	-	-
Loan from director	174,943	161,990
Total Current Liabilities	205,068	187,866
Total Liabilities	$205,068	$187,866
CONTINGENCIES AND COMMITMENTS
SHARE CAPITAL AND RESERVES
Stockholders` Equity (Deficit)
Сommon Stock, $0.001 par vale, 75,000,000 shares authorized, 6,947,400 and 4,927,600 shares issued and outstanding at December 31, 2025 and June 30,2025, respectively	6,947	4,928
Additional paid in capital	58,738	10,263
Accumulated Deficit	(149,826)	(91,896)
Total Stockholders` Equity (Deficit)	(84,141)	(76,705)
TOTAL LIABILITIES AND STOCKHOLDERS` EQUITY (DEFICIT)	$120,927	$111,161

The annexed notes form an integral part of these financial statements.

READVANTAGE CORP.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024

	Three months ended December 31, 2025	Three months ended December 31, 2024	Six months ended December 31, 2025	Six months ended December 31, 2024
NET REVENUE	$14,962	$3,897	$20,639	$3,897
OPERATING COSTS
Other operating costs	(25,202)	(4,707)	(59,069)	(5,640)
Depreciation and amortization	(6,740)	(6,740)	(13,480)	(12,720)
Other expenses	(3,000)	-	(6,000)	-
OPERATING LOSS	(19,980)	(7,550)	(57,910)	(14,462)

OTHER:
Other income - net	-	-	-	-
Finance cost	(19)	(40)	(20)	(40)

LOSS BEFORE TAXATION	(19,999)	(7,590)	(57,930)	(14,502)
Taxation	-	-	-	-
NET LOSS	$(19,999)	$(7,590)	$(57,930)	$(14,502)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,947,400	4,500,000	6,542,684	4,500,000

The annexed notes form an integral part of these financial statements.

READVANTAGE CORP.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024

	Three months ended December 31, 2025	Three months ended December 31, 2024	Six months ended December 31, 2025	Six months ended December 31, 2024
NET LOSS	$(19,999)	$(7,590)	$(57,930)	$(14,502)
Items that will not be reclassified to profit or loss:
Other Comprehensive income (loss) - net of tax	-	-	-	-
COMPREHENSIVE LOSS	$(19,999)	$(7,590)	$(57,930)	$(14,502)

The annexed notes form an integral part of these financial statements

READVANTAGE CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024

	Common Shares			Accumulated Other Comprehensive Income (loss)	Accumulated deficit
	Shares	Amount	Additional Paid-in Capital			Total

Balance as of June 30, 2024	4,500,000	$4,500	$-	$(43,488)	$(43,488)	$(38,988)
Net loss	-	-	-	(6,912)	(6,912)	(6,912)
Common stock	-	-	-	-	-	-
Other comprehensive income (loss) for the period - net of tax	-	-	-	-	-	-
Balance as of September 30, 2024	4,500,000	$4,500	$-	$(50,400)	$(50,400)	$(45,900)
Net loss	-	-	-	(7,590)	(7,590)	(7,590)
Common stock	-	-	-	-	-	-
Other comprehensive income (loss) for the period-net of tax	-	-	-	-	-	-
Balance as of December 31, 2024	4,500,000	$4,500	$-	$(57,990)	$(57,990)	$(53,490)

Balance as of June 30, 2025	4,927,600	$4,928	$10,263	$(91,896)	$(91,896)	$(76,705)
Net loss	-	-	-	(37,931)	(37,931)	(37,931)
Common stock	2,019,800	2,019	48,475	-	-	50,494
Other comprehensive income (loss) for the period- net of tax	-	-	-	-	-	-
Balance as of September 30, 2025	6,947,400	$6,947	$58,738	$(129,827)	$(129,827)	$(64,142)
Net loss	-	-	-	(19,999)	(19,999)	(19,999)
Common stock	-	-	-	-	-	-
Other comprehensive income (loss) for the period- net of tax	-	-	-	-	-	-
Balance as of December 31, 2025	6,947,400	$6,947	$58,538	$(149,826)	$(149,826)	$(84,141)

The annexed notes form an integral part of these financial statements.

READVANTAGE CORP.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024

	Six months ended December 31, 2025	Six months ended December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(57,930)	$(14,502)
Adjustment for non-cash charges and other items:
Depreciation and amortization	13,480	12,720
Changes in operating assets and liabilities:
Increase / (Decrease) in non-current liabilities and assets:
Prepaid expenses	$(19,925)	$-
Accrued and other liabilities	(15,800)	(32,000)
Deferred revenue	20,049	603
Net cash used in operating activities	(60,126)	(33,180)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible	(14,000)	(22,800)
Net cash used in investing activities	(14,000)	(22,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock	2,020	-
Loan from director	12,952	55,982
Additional paid in capital	48,475	-
Net cash generated from financing activities	63,447	55,982

Net (Decrease)/Increase in Cash and Cash Equivalents	(10,679)	2
Cash and cash equivalent at the beginning of the period	11,160	20
Cash and cash equivalent at the end of the period	$481	$22

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

2.4 Capital Stock

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share. 4,927,600 shares of common stock were issued and outstanding as at June 30, 2025 and 6,947,400 at December 31, 2025.

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

The subscription revenue of $20,639 recognized for the six months ended December 31, 2025, represents the Company’s revenue from selling our API featuring bionic reading technology subscriptions. Revenue is recognized over time, typically on a straight-line basis, as the customer receives access to the API throughout the subscription period. Any portion of the fees received but not yet earned by the end of the reporting period is recorded as deferred revenue and recognized in subsequent periods.

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

3. Cash and Cash Equivalents

	December 31, 2025 (Unaudited)	June 30, 2025
Cash at bank	-----(USD)-----
Current accounts	$481	$11,160
Savings accounts	-	-
Cash in hand	-	-
	$481	$11,160

4. Other current assets

	December 31, 2025 (Unaudited)	June 30, 2025
	-----(USD)-----
Prepaid expenses	$19,925	$-
	$19,925	$-

5. Intangible assets - net

	December 31, 2025 (Unaudited)	June 30, 2025
	-----(USD)-----
Website Development	$134,800	$134,800
Website Development in progress	14,000	-
Less: Accumulated amortization	(48,279)	(34,799)
	$100,521	$100,001

5.1 Depreciation and amortization

Useful life of intangible assets is 5 years. Moreover, amortization on intangible assets has been allocated to depreciation and amortization on face of the statement of profit or loss.

6. Accrued and other liabilities

	December 31, 2025 (Unaudited)	June 30, 2025
	-----(USD)-----
Accrued liabilities	$-	$8,800
Audit fee payable	$3,000	$10,000
	$3,000	$18,800

6.1 The accrued liabilities represent the amount due to Notapay UK Limited for financial planning and analysis services as of June 30, 2025

7. Loan from director

	December 31, 2025 (Unaudited)	June 30, 2025
	-----(USD)-----
Loan from director	$174,943	$161,990
	$174,943	$161,990

7.1 This represents loan payable to director and it shall be non-interest bearing and secured and it shall be repayable over a period of 5 years. The loan or a portion of it may be repaid by converting it into shares of Common Stock, subject to the terms mutually agreed upon by the parties.

8. Contingencies and Commitments

There are no contingencies and commitments at June 30, 2025 and December 31, 2025.

9. Other Operating Costs

	For the three months ended December 31, 2025	For the three months ended December 31, 2024	For the six months ended December 31, 2025	For the six months ended December 31, 2024
	(Unaudited)
Office rent	$87	$87	$174	$174
Website related expense	8,500	4,400	8,500	4,400
Financial planning and analysis	-	-	20,900	-
IT expenses	11,445	-	20,905	-
License and permits		-	800	-
Legal and professional	1,120	-	3,720	846
General expense	-	220	20	220
Marketing expense	4,050	-	4,050	-
	$25,202	$4,707	$59,069	$5,640

10. Depreciation and Amortization

	For the three months ended December 31, 2025	For the three months ended December 31, 2024	For the six months ended December 31, 2025	For the six months ended December 31, 2024
	(Unaudited)
Amortization	$6,740	$6,740	$13,480	$12,720
	$6,740	$6,740	$13,480	$12,720

11. Other Expenses

	For the three months ended December 31, 2025	For the three months ended December 31, 2024	For the six months ended December 31, 2025	For the six months ended December 31, 2024
	(Unaudited)
Auditors' remuneration	$3,000	$-	$6,000	$-
	$3,000	$-	$6,000	$-

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

Related party	Nature of transaction	December 31, 2025	June 30, 2025

Transactions during the period
Director's loan	Loan obtained from director	$12,952	$60,582
Outstanding payables
Director's loan	Loan from director	$174,943	$161,990

12.1 The Company owes $174,943 interest free loan to its director as of December 31, 2025 and $161,190 as of June 30, 2025.

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

Research and Development Expenditures

For the six months ended December 31, 2025, we incurred $8,500 in research expenditures.

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

Results of Operations

Results for the three months ended December 31, 2025 compared to the results for the three months ended December 31, 2024.

Revenue

For the three months ended December 31, 2025, the company generated total revenue from providing services to its customers of $14,962, compared to $3,897 in revenue for the three months ended December 31, 2024.

Operating expenses

Total operating expenses for the three months ended December 31, 2025 were $25,202, while Total operating expenses for the three months ended December 31, 2024 were $4,707.

Net Loss

The net loss for the three months ended December 31, 2025 was $19,999.

The net loss for the three months ended December 31, 2024 was $7,590.

Results for the six months ended December 31, 2025 compared to the results for the six months ended December 31, 2024.

Revenue

For the six months ended December 31, 2025, the company generated total revenue from providing services to its customers of $20,639, compared to $3,897 in revenue for the six months ended December 31, 2024.

Operating expenses

Total operating expenses for the six months ended December 31, 2025 were $59,069, while Total operating expenses for the six months ended December 31, 2024 were $5,640.

The company's operating expenses increased significantly due to the need to implement a strategic investment plan aimed at preparing the business for rapid scaling in the IT sector, attracting new clients, and exploring new technologies and business opportunities.

Net Loss

The net loss for the six months ended December 31, 2025 was $57,930.

The net loss for the six months ended December 31, 2024 was $14,502.

Liquidity and Capital Resources

As of December 31, 2025, our Assets were $130,927. Total Assets included Current Assets $30,406 and Intangible assets $100,521. As of December 31, 2025, our Liabilities were $215,068 and Equity was ($84,141).

Cash Flows from Operating Activities

For the six months ended December 31, 2025 net cash flows used in operating activities was $60,126.

For the six months ended December 31, 2024 net cash flows used in operating activities was $33,180.

Cash Flows from Investing Activities

For the six months ended December 31, 2025 net cash flows used in investing activities was $14,000.

For the six months ended December 31, 2024 net cash flows used in investing activities was $22,800.

Cash Flows from Financing Activities

For the six months ended December 31, 2025 net cash flows generated from financing activities was $63,447.

For the six months ended December 31, 2024 net cash flows generated from financing activities was $55,982.

Current Financial Condition

For the six months ended December 31, 2025 we generated revenue in amount of $20,639. The Company issued 2,019,800 shares of common stock during the six months ended December 31, 2025. Please refer to our financial statements contained herein for more detailed information.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on February 13, 2026.

Readvantage Corp.

By:	/s/	Ilona Andzejevska
	Name:	Ilona Andzejevska
	Title:	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

By:	/s/	Valentina Baceviciene
	Name:	Valentina Baceviciene
	Title:	Secretary