Form 10-Q
period 2026-03-31
Readvantage Corp.
filed 2026-04-28
CIK 2057381

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 000-56797

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

Yes [X]       No [ ]

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,947,400 common shares issued and outstanding as of April 28, 2026.

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

READVANTAGE CORP.

CONDENSED BALANCE SHEETS

	March 31, 2026	June 30, 2025
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$-	$11,160
Prepaid Expenses	19,460	-
Total Current Assets	19,460	11,160
Other Current Assets
Intangible Assets, net	106,751	100,001
Total Other Current Assets	106,751	100,001
Total Assets	$126,211	$111,161
LIABILITIES AND STOCKHOLDERS` EQUITY
Current Liabilities
Accrued and other liabilities	$3,000	$18,800
Deferred revenue	6,082	7,075
Provision for taxation - net	-	-
Total Current Liabilities	9,082	25,875
Non-current Liabilities
Loan from director	203,829	161,990
Total Liabilities	$212,911	$187,866
CONTINGENCIES AND COMMITMENTS
SHARE CAPITAL AND RESERVES
Stockholders` Equity (Deficit)
Сommon Stock, $0.001 par value, 75,000,000 shares authorized, 6,947,400 and 4,927,600 shares issued and outstanding at March 31, 2026 and June 30,2025, respectively	6,947	4,928
Additional paid in capital	58,738	10,263
Accumulated Deficit	(152,385)	(91,896)
Total Stockholders` Equity (Deficit)	(86,700)	(76,705)
TOTAL LIABILITIES AND STOCKHOLDERS` EQUITY (DEFICIT)	$126,211	$111,161

The annexed notes form an integral part of these financial statements.

READVANTAGE CORP.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2026 AND 2025

	Three months ended March 31, 2026	Three months ended March 31, 2025	Nine months ended March 31, 2026	Nine months ended March 31, 2025
NET REVENUE	$21,042	$1,902	$41,681	$5,799
OPERATING COSTS
Other operating costs	(12,932)	(1,606)	(72,001)	(7,246)
Depreciation and amortization	(7,670)	(6,740)	(21,150)	(19,460)
Other expenses	(3,000)	(6,000)	(9,000)	(6,000)
OPERATING LOSS	(2,560)	(12,444)	(60,470)	(26,906)

OTHER:
Other income - net	-	-	-	-
Finance cost	-	-	(20)	(40)

LOSS BEFORE TAXATION	(2,560)	(12,444)	(60,490)	(26,946)
Taxation	-	-	-	-
NET LOSS	$(2,560)	$(12,444)	$(60,490)	$(26,946)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,947,400	4,500,000	6,674,584	4,500,000

The annexed notes form an integral part of these financial statements.

READVANTAGE CORP.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2026 AND 2025

	Three months ended March 31, 2026	Three months ended March 31, 2025	Nine months ended March 31, 2026	Nine months ended March 31, 2025
NET LOSS	$(2,560)	$(12,444)	$(60,490)	$(26,946)
Items that will not be reclassified to profit or loss:
Other Comprehensive income (loss) - net of tax	-	-	-	-
COMPREHENSIVE LOSS	$(2,560)	$(12,444)	$(60,490)	$(26,946)

The annexed notes form an integral part of these financial statements.

READVANTAGE CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2026 AND 2025

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated deficit	Total
	Shares	Amount

Balance as of June 30, 2024	4,500,000	$4,500	$-	$(43,488)	$(43,488)	$(38,988)
Net loss	-	-	-	(14,502)	(14,502)	(14,502)
Common stock
Other comprehensive income (loss) for the period - net of tax	-	-	-	-	-	-
Balance as of December 31, 2024	4,500,000	$4,500	$-	$(57,990)	$(57,990)	$(53,490)
Net loss	-	-	-	(12,444)	(12,444)	(12,444)
Common stock	-	-	-	-	-	-
Other comprehensive income (loss) for the period-net of tax	-	-	-	-	-	-
Balance as of March 31, 2025	4,500,000	$4,500	$-	$(70,434)	$(70,434)	$(65,934)

Balance as of June 30, 2025	4,927,600	$4,928	$10,263	$(91,896)	$(91,896)	$(76,705)
Net loss	-	-	-	(57,930)	(57,930)	(57,930)
Common stock	2,019,800	2,019	48,475	-	-	50,494
Other comprehensive income (loss) for the period- net of tax	-	-	-	-	-	-
Balance as of December 31, 2025	6,947,400	$6,947	$58,738	$(149,826)	$(149,826)	$(84,141)
Net loss	-	-	-	(2,560)	(2,560)	(2,560)
Common stock	-	-	-	-	-	-
Other comprehensive income (loss) for the period- net of tax	-	-	-	-	-	-
Balance as of March 31, 2026	6,947,400	$6,947	$58,738	$(152,385)	$(152,385)	$(86,700)

The annexed notes form an integral part of these financial statements.

READVANTAGE CORP.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2026 AND 2025

	Nine months ended March 31, 2026	Nine months ended March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(60,490)	$(26,946)
Adjustment for non-cash charges and other items:
Depreciation and amortization	21,150	19,460
Changes in operating assets and liabilities:
Increase / (Decrease) in non-current liabilities and assets:
Prepaid expenses	$(19,460)	$-
Accrued and other liabilities	(15,800)	(41,000)
Deferred revenue	(993)	11,243
Net cash used in operating activities	(75,593)	(37,244)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible	(27,900)	(22,800)
Net cash used in investing activities	(27,900)	(22,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock	2,020	-
Loan from director	41,838	60,581
Additional paid in capital	48,475	-
Net cash generated from financing activities	92,334	60,581
Net (Decrease)/Increase in Cash and Cash Equivalents	(11,160)	537
Cash and cash equivalent at the beginning of the period	11,160	20
Cash and cash equivalent at the end of the period	$-	$557

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

2.4 Capital Stock

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share. 4,927,600 shares of common stock were issued and outstanding as at June 30, 2025 and 6,947,400 at March 31, 2026.

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

The subscription revenue of $41,681 recognized for the nine months ended March 31, 2026, represents the Company’s revenue from selling our API featuring bionic reading technology subscriptions. Revenue is recognized over time, typically on a straight-line basis, as the customer receives access to the API throughout the subscription period. Any portion of the fees received but not yet earned by the end of the reporting period is recorded as deferred revenue and recognized in subsequent periods.

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

3. Cash and Cash Equivalents

	March 31, 2026 (Unaudited)	June 30, 2025
Cash at bank	-----(USD)-----
Current accounts	$-	$11,160
Savings accounts	-	-
Cash in hand	-	-
	$-	$11,160

4. Other current assets

	March 31, 2026 (Unaudited)	June 30, 2025
	-----(USD)-----
Prepaid expenses	$19,460	$-
	$19,460	$-

5. Intangible assets - net

	March 31, 2026 (Unaudited)	June 30, 2025
	-----(USD)-----
Website Development	$162,700	$134,800
Less: Accumulated amortization	(55,949)	(34,799)
	$106,751	$100,001

5.1 Depreciation and amortization

Useful life of intangible assets is 5 years. Moreover, amortization on intangible assets has been allocated to depreciation and amortization on face of the statement of profit or loss.

6. Accrued and other liabilities

	March 31, 2026 (Unaudited)	June 30, 2025
	-----(USD)-----
Accrued liabilities	$-	$8,800
Audit fee payable	$3,000	$10,000
	$3,000	$18,800

6.1 The accrued liabilities represent the amount due to Notapay UK Limited for financial planning and analysis services as of June 30, 2025

7. Loan from director

	March 31, 2026 (Unaudited)	June 30, 2025
	-----(USD)-----
Loan from director	$203,829	$161,990
	$203,829	$161,990

7.1 This represents loan payable to director and it shall be non-interest bearing and secured and it shall be repayable over a period of 5 years. The loan or a portion of it may be repaid by converting it into shares of Common Stock, subject to the terms mutually agreed upon by the parties.

8. Contingencies and Commitments

There are no contingencies and commitments at June 30, 2025 and March 31, 2026.

9. Other Operating Costs

	For the three months ended March 31, 2026	For the three months ended March 31, 2025	For the nine months ended March 31, 2026	For the nine months ended March 31, 2025
	(Unaudited)
Office rent	$87	$87	$261	$261
Website related expense	-	-	8,500	4,400
Financial planning and analysis	-	-	20,900	-
IT expenses	11,445	-	32,350	-
License and permits		-	800	-
Legal and professional	1,400	1,500	5,120	2,346
General expense	-	19	20	239
Marketing expense	-	-	4,050	-
	$12,932	$1,606	$72,001	$7,246

10. Depreciation and Amortization

	For the three months ended March 31, 2026	For the three months ended March 31, 2025	For the nine months ended March 31, 2026	For the nine months ended March 31, 2025
	(Unaudited)
Amortization	$7,670	$6,740	$21,150	$19,460
	$7,670	$6,740	$21,150	$19,460

11. Other Expenses

	For the three months ended March 31, 2026	For the three months ended March 31, 2025	For the nine months ended March 31, 2026	For the nine months ended March 31, 2025
	(Unaudited)
Auditors' remuneration	$3,000	$6,000	$9,000	$6,000
	$3,000	$6,000	$9,000	$6,000

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

Related party	Nature of transaction	March 31, 2026	June 30, 2025

Transactions during the period
Director's loan	Loan obtained from director	$41,838	$60,581
Outstanding payables
Director's loan	Loan from director	$203,829	$161,990

12.1 The Company owes $203,829 interest free loan to its director as of March 31, 2026 and $161,990 as of June 30, 2025.

13. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

14. General

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

We currently utilize books from the Gutenberg website and have begun expanding our library database. We intend to continue expanding our content offerings and, in the future, plan to transition to acquiring paid licensed content. We offer users free access to our library through our website https://readvantage.tech, where they can explore a wide variety of books. Our library provides the opportunity to either download books for offline reading or engage in online reading, all enhanced by bionic reading technology. On January 30, 2026, the Company expanded its library database by adding 35 new titles, which are now available for reading and download on its website. The Company also introduced additional content categories. As of the date of this report, users have access to 22 different genres, enabling them to find content suited to their interests. Additionally, we provide access to our API featuring bionic reading technology for developers and businesses looking to integrate this cutting-edge technology into their platforms. For this service, we offer three Tariff Plans, each providing varying levels of access and functionality to the API.

Promotion and Marketing

Our strategic growth initiatives include continuously enhancing the user experience, expanding into global markets, increasing brand awareness through marketing, adapting to industry trends, investing in customer service, global localization, exploring API opportunities, and expanding partnerships with major digital reading services.

Research and Development Expenditures

For the nine months ended March 31, 2026, we incurred $8,500 in research expenditures.

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

Results of Operations

Results for the three months ended March 31, 2026 compared to the results for the three months ended March 31, 2025.

Revenue

For the three months ended March 31, 2026, the company generated total revenue from providing services to its customers of $21,042, compared to $1,902 in revenue for the three months ended March 31, 2025.

Operating expenses

Total operating expenses for the three months ended March 31, 2026 were $12,932, while Total operating expenses for the three months ended March 31, 2025 were $1,606.

Net Loss

The net loss for the three months ended March 31, 2026 was $2,560.

The net loss for the three months ended March 31, 2025 was $12,444.

Results for the nine months ended March 31, 2026 compared to the results for the nine months ended March 31, 2025.

Revenue

For the nine months ended March 31, 2026, the company generated total revenue from providing services to its customers of $41,681, compared to $5,799 in revenue for the nine months ended March 31, 2025.

Operating expenses

Total operating expenses for the nine months ended March 31, 2026 were $72,001, while Total operating expenses for the nine months ended March 31, 2025 were $7,246.

The company's operating expenses increased significantly due to the need to implement a strategic investment plan aimed at preparing the business for rapid scaling in the IT sector, attracting new clients, and exploring new technologies and business opportunities.

Net Loss

The net loss for the nine months ended March 31, 2026 was $60,490.

The net loss for the nine months ended March 31, 2025 was $26,946.

Liquidity and Capital Resources

As of March 31, 2026, our Assets were $126,211. Total Assets included Current Assets $19,460 and Intangible assets $106,751. As of March 31, 2026, our Liabilities were $212,911 and Equity was ($86,700)

Cash Flows from Operating Activities

For the nine months ended March 31, 2026 net cash flows used in operating activities was $75,593.

For the nine months ended March 31, 2025 net cash flows used in operating activities was $37,244.

Cash Flows from Investing Activities

For the nine months ended March 31, 2026 net cash flows used in investing activities was $27,900.

For the nine months ended March 31, 2025 net cash flows used in investing activities was $22,800.

Cash Flows from Financing Activities

For the nine months ended March 31, 2026 net cash flows generated from financing activities was $92,334.

For the nine months ended March 31, 2025 net cash flows generated from financing activities was $60,581.

Current Financial Condition

For the nine months ended March 31, 2026 we generated revenue in amount of $41,681. The Company issued 2,019,800 shares of common stock during the nine months ended March 31, 2026. Please refer to our financial statements contained herein for more detailed information.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on April 28, 2026.

Readvantage Corp.

By:	/s/	Ilona Andzejevska
	Name:	Ilona Andzejevska
	Title:	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

By:	/s/	Valentina Baceviciene
	Name:	Valentina Baceviciene
	Title:	Secretary