Form 10-K
period 2026-06-30
Readvantage Corp.
filed 2026-09-22
CIK 2057381

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2026

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

Giedraiciu St. 39

Vilnius, 09302

Lithuania

+1816-3276170

generaloffice@readvantage.tech

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]      No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]       No [X]

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

Yes [ ]       No [X]

As of June 30, 2026, the last business day of the registrant’s most recently completed fiscal year, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,447,400 common shares issued and outstanding as of September 22, 2026.

READVANTAGE CORP.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

Business Overview

Readvantage Corp. ("Readvantage") is a Nevada company incorporated on August 11, 2023 for the purpose of providing digital reading solutions globally. Readvantage Corp. operates a web-based platform available through its website at https://readvantage.tech/. The platform provides users with access to a digital library of books presented with bionic reading formatting. The Company also offers API access that allows developers and businesses to integrate bionic reading functionality into their own platforms. During the fiscal year ended June 30, 2026, the Company generated revenue primarily from subscription-based API access.

The Platform

The platform uses typographical and visual techniques to emphasize key portions of words and text, helping guide the reader’s eyes through content and making it easier to identify and process important information. Platform’s library allows users to download books for offline reading or read them online using either a standard reading mode or an enhanced bionic reading mode. The platform currently organizes its library into several categories, including biography, fiction, mystery, non-fiction, romance, and science fiction, helping users discover books that match their interests.

Readvantage is designed to support faster, more focused reading while creating a more comfortable and accessible reading experience. Its approach can be especially useful for readers who prefer additional visual structure when processing text, including individuals with reading difficulties, ADHD, dyslexia, visual challenges, or other accessibility needs.

Beyond recreational reading, Readvantage is intended for students, researchers, librarians, information professionals, and other users who regularly work with large amounts of written material. By visually emphasizing key text elements, the platform is designed to support more efficient information review, learning, research, and knowledge processing. Readvantage also serves technology-focused users interested in emerging approaches to digital reading. By combining accessibility, flexible reading options, and bionic text presentation, the platform provides a modern environment for exploring how technology can improve the way written information is consumed and understood.

The API

Readvantage Corp. also provides an API designed for developers and businesses that want to integrate bionic reading technology into their own applications and platforms. The API is currently available through two paid pricing plans, API Basic and API Pro, which offer different

API usage limits and levels of support. Free access to the Readvantage Corp. book library is also available separately. Through the API, text can be processed and formatted using bionic reading principles that emphasize key portions of words and phrases. This visual structure is designed to help guide the reader’s attention, support more efficient text navigation, and make large amounts of written information easier to process.

The API can be used to build reading tools, educational applications, research platforms, accessibility-focused solutions, content management systems, digital libraries, and other services where users regularly interact with text. It allows organizations to offer bionic reading functionality directly within their own user experience without requiring readers to use the Readvantage platform itself.

For organizations working with extensive written content, the API can also support tools intended to improve information review and productivity. Developers can integrate the technology into workflows for reading, studying, researching, and processing text while maintaining control over how the functionality is presented within their own applications.

Readvantage offers paid API plans with different usage limits, enabling developers and organizations to select a level of service that corresponds to their expected API volume and integration requirements.

Growth Strategy

Readvantage’s growth strategy is centered on expanding beyond its current role as a digital book platform and developing the underlying reading technology into the company’s principal scalable product. The existing library will continue to serve as the consumer-facing application of Readvantage technology, providing users with direct access to books and demonstrating how the technology can improve the presentation and consumption of digital text. At the same time, the company intends to increasingly focus its commercial development on API-based services, enterprise solutions, and technology licensing.

Readvantage currently offers two paid API plans — API Basic and API Pro, alongside free access to its digital library. As the business develops, the company plans to expand this commercial model by introducing higher-capacity enterprise services, customized API arrangements, enterprise licensing, and white-label solutions. These offerings would allow publishers, educational platforms, libraries, research organizations, corporate knowledge platforms, and other digital-content providers to integrate Readvantage technology directly into their own products and services.

The API and enterprise segment is expected to become a key area of strategic focus because it provides greater opportunities for scalability, recurring revenue, and distribution beyond the users of the Readvantage website itself. Rather than relying solely on the size of the proprietary book library, Readvantage would be able to provide its reading technology across external platforms containing substantially larger volumes of educational, professional, research, and commercial content.

The company also plans to continue expanding and improving the Readvantage library. Growth will not, however, be based simply on increasing the number of available books. Product development is expected to include configurable reading intensity, typography and layout controls, document conversion, PDF and HTML processing, multilingual functionality, usage analytics, developer SDKs, account-management tools, and enterprise administration capabilities. These developments are intended to move Readvantage from providing an individual reading feature toward supplying a broader reading-technology infrastructure.

An important component of this strategy is the development of white-label solutions. Enterprise customers could deploy Readvantage-powered reading functionality within their own websites, applications, learning environments, or digital libraries while maintaining their own branding and user experience. This model could provide Readvantage with access to significantly larger user populations without requiring the company to acquire every end user directly.

The timing, scope, and commercial availability of these planned offerings will depend on available capital, technical development, customer demand, and the company’s operational capacity, and there can be no assurance that any such offerings will be completed or generate revenue.

Employees

As of the date of this report, we had four employees. Our Board of Directors consists of three members, Ilona Andzejevska, David Gaertner and David Mutina. Ilona Andzejevska serves as our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director. Valentina Baceviciene serves as our Secretary. None of our directors or executive officers has entered into an employment agreement with the Company. As our business and operations increase, we will assess the need for full-time management and administrative support personnel.

Offices

Our main business address is Giedraiciu St. 39, Vilnius 09302, Lithuania. Our mailing address is 801 Travis Street, Houston, TX 77002. Our telephone number is +18163276170.

ITEM 1A. Risk Factors

Revenue Generation, Ongoing Net Losses, and Monetization Scaling. While we have commenced commercial operations and generated revenue, we have a history of net losses and may not achieve or sustain profitability. Scaling operations requires ongoing expenditures in marketing, SEO, and platform development.

EdTech Competition and Market Acceptance The educational technology sector is highly competitive and rapidly evolving. Shift in user demand, economic downturns, or aggressive pricing by competitors could impair our growth. Failure to continuously innovate or differentiate our offerings may limit market share expansion.

Risks Related to Technology and Operations

Reliance on Complex Technology and API Integrations Our platform relies on proprietary software, third-party APIs, and external infrastructure. Technical glitches, software bugs, cyber threats, or vendor disruptions could impair functionality, harm user experience, and increase customer churn.

Content Expansion and Integration Risks Sustaining user engagement requires expanding beyond public domain repositories into proprietary and licensed content. Updates to our digital library expose us to project delays, licensing costs, and potential IP challenges that could adversely affect operations.

ITEM 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

ITEM 1C. Cybersecurity

The security of information is under management’s control and ensured by internal security rules applied.

ITEM 2. Properties

The Company does not own any real property. The Company’s main business address is Giedraiciu St. 39, Vilnius 09302, Lithuania. The Company’s mailing address is 801 Travis Street, Houston, TX 77002. Management believes the Company’s current property arrangements are adequate for its present operations.

ITEM 3. Legal Proceedings

We are not currently a party to any material legal proceedings, nor are we aware of any pending or threatened litigation against us or our assets that could have a material adverse effect on our business, financial condition, or operating results. Furthermore, there are no outstanding judgments against the Company.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of the date of this report, our common stock remains unlisted on any public trading exchange. There is no assurance that an active public market for our shares will emerge or be maintained over time. To date, we have not declared or distributed any cash dividends on our common stock, and we currently plan to reinvest all future earnings to support business operations and expansion. Consequently, we do not anticipate paying dividends in the near term.

Any future determination to pay cash dividends will remain at the sole discretion of our Board of Directors and will depend on our financial performance, liquidity requirements, capital needs, and other operational factors deemed relevant. For further context, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

As of June 30, 2026, the Company had 6,947,400 shares of common stock issued and outstanding.

ITEM 6. Reserved

Not applicable to smaller reporting companies.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and the related notes as of June 30, 2026, included elsewhere in this Annual Report. This filing contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" beginning on page 6 of this filing. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Going Concern

Continuation of the Company as a going concern relies upon obtaining necessary capital and expanding profitable sales of products and services via our digital platforms. To address potential liquidity needs, management plans to seek equity capital through future private placements or public offerings of our Common Stock.

Liquidity and Capital Resources

As of June 30, 2026, the Company had $97,296 in total assets, compared to $111,161 as of June 30, 2025. The Company's liabilities stood at $229,878 as of June 30, 2026, an increase of $42,012 from the previous year. The accumulated deficit was $198,267 as of June 30, 2026, an increase of $106,371 since June 30, 2025.

For the year ended June 30, 2026, the Company used $89,641 in cash for operating activities, compared to $37,332 used in operating activities for the year ended June 30, 2025.

For the year ended June 30, 2026, the Company used cash in investing activities in the amount of $27,900 for the purchase of intangible assets, an increase of $5,100 from the previous year.

Additionally, the Company received $106,381 in cash from financing activities for the year ended June 30, 2026, compared to $71,273 in the previous year, mostly due to proceeds from loans from related parties and proceeds from the sale of common stock.

The Company is expected to continue to generate revenue from operations in the coming year; however, there can be no assurance that this will happen. As of June 30, 2026, the Company owed $217,878 to Ilona Andzejevska, its President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director under loan arrangement dated August 11, 2023. During the fiscal year ended June 30, 2026, the Company received additional advances of $55,887. The loan is non-interest bearing and may be prepaid without penalty. The loan agreement provides that additional advances may be made as needed, provided that the aggregate amount of advances shall not exceed $400,000.

The Company expects to repay amounts borrowed from available revenues or other available financing, if any. There can be no assurance that the Company will generate sufficient revenues or obtain sufficient financing to repay the loan when due or to fund its ongoing operations. The Company may seek additional financing through private placements, public offerings, debt financing, or other financing transactions if management determines that additional capital is necessary. The Company does not intend to invest in short-term or long-term discretionary financial programs.

Results of Operations

Total revenue for the year ended June 30, 2026, was $47,763, compared to $12,966 for the year ended June 30, 2025.

Total expenses for the year ended June 30, 2026 were $154,114, made up of amortization expense of $30,605, $102,509 in other operating costs and $21,000 in auditors' remuneration.

Total expenses for the year ended June 30, 2025 were $61,333, made up of amortization expense of $26,200, $16,133 in other operating costs and $19,000 in auditors' remuneration.

For the year ended June 30, 2026 and 2025, the Company recorded a net loss of $106,371 and $48,407, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements, as defined under SEC rules, that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the fiscal year ended June 30, 2026.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, information from third-party professionals, and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management, and such differences could be material to our financial statements.

We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements and are the most critical to fully understanding and evaluating our reported financial results:

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report and is included herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 6, 2025, the Company dismissed Saeed Kamran & Co. Chartered Accountants and, on the same date, engaged Chaudhury Ahmed Habib & Co. as its new independent registered public accounting firm. Chaudhury Ahmed Habib & Co. has served as our independent registered public accounting firm since that date, including for the fiscal year ended June 30, 2026.

During the period from January 9, 2025, the date of our engagement with Saeed Kamran & Co. Chartered Accountants, through August 6, 2025, there were no disagreements with Saeed Kamran & Co. Chartered Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, as defined in Item 304(a)(1)(iv) of Regulation S-K.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management, including the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2026 due to the material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026 using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2026 due to the material weaknesses described below.

Material Weaknesses

Management identified the following material weaknesses in internal control over financial reporting as of June 30, 2026:

1.	Lack of adequate entity-level controls. Due to the Company’s limited size and personnel, the Company does not currently maintain adequate entity-level controls, formal risk assessment procedures, information and communication controls, or effective monitoring controls.
2.	Inadequate segregation of duties and limited accounting resources. Due to the Company’s limited number of accounting and administrative personnel, the Company lacks adequate segregation of duties and does not maintain sufficient internal accounting resources with specialized expertise in U.S. GAAP and SEC reporting requirements. The Company relies on external advisors for complex accounting and reporting matters.
3.	Lack of a separately designated audit committee and independent financial expert. The Company does not have a separately designated audit committee. The Board of Directors performs the functions that would otherwise be performed by an audit committee. The Board does not currently include an independent audit committee financial expert.
4.	Inadequate information technology controls. As of June 30, 2026, the Company had not fully implemented formal information technology general controls, including formal procedures for regular data backups, secure off-site data storage, access controls, and controls designed to prevent unauthorized changes to financial reporting software and records.

As a result of these material weaknesses, management concluded that there was a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

Due to current financial constraints and operating losses, the Company cannot presently hire additional full-time accounting staff or establish an independent audit committee. As resources permit, management plans to explore cost-effective remediation steps, including:

•	Engaging external consultants on an ad-hoc basis for complex U.S. GAAP matters;
•	Standardizing internal review checklists using existing personnel; and
•	Implementing low-cost automated cloud backups and access restrictions for financial data.

Attestation Report of the Registered Public Accounting Firm

Pursuant to Item 308(b) of Regulation S-K and Section 404(c) of the Sarbanes-Oxley Act, this Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal year ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
Ilona Andzejevska	38	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
Valentina Baceviciene	61	Secretary
David Gaertner	42	Director
David Mutina	44	Director

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

David Gaertner

Mr. Gaertner has served as our Director since July 2, 2026. Since 2018, Mr. Gaertner has served as a Business Development Manager for a technology company. Previously, he held positions in business operations and strategic development. The Board believes that Mr. Gaertner's experience in technology business development and operations qualifies him to serve as a member of the Board.

David Mutina

Mr. Mutina has served as our Director since July 2, 2026. Since 2018, Mr. Mutina has served as a Project Manager at Y Soft. From 2013 to 2018, he held positions related to software implementation and technology operations. The Board believes that Mr. Mutina's experience in project management and technology operations qualifies him to serve as a member of the Board.

Term of Office

Our directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors and hold office until removed by our board of directors or until their successors are appointed.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past ten years, Mrs. Andzejevska, Mrs. Baceviciene, Mr. Gaertner and Mr. Mutina have not been the subject to any of the following events:

1. Any bankruptcy petition filed by or against any business of which Mrs. Andzejevska, Mrs. Baceviciene, Mr. Gaertner or Mr. Mutina were a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses).

3. Any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mrs. Andzejevska’s, Mrs. Baceviciene’s, Mr. Gaertner’s or Mr. Mutina’s involvement in any type of business, securities, commodities or banking activities.

4. Being found by a court of competent jurisdiction in a civil action, or by the Securities and Exchange Commission, to have violated any Federal or State securities law, where the judgment or finding has not been reversed, suspended or vacated.

5. Being found by a court of competent jurisdiction in a civil action, or by the Commodity Futures Trading Commission, to have violated any Federal commodities law, where the judgment or finding has not been reversed, suspended or vacated.

6. Any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any business, securities, commodities, investment, insurance or banking activity described above, or to be associated with persons engaged in any such activity.

7. Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:
i. Any Federal or State securities or commodities law or regulation; or
ii. Any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or
iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity.

8 Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members.

Board Committees

The Company does not currently have any separately designated standing committees of the Board of Directors, including an audit committee, compensation committee, or nominating committee. Due to the Company's limited size, the Board of Directors performs the functions that would otherwise be performed by such committees, including the consideration of director nominees. The Board does not currently have a formal policy regarding the nomination of directors or the consideration of candidates recommended by security holders, as the Company has not, to date, received any such recommendations. The Company may establish separate Board committees and formal nomination procedures in the future as its business develops and as required by applicable rules and regulations.

Audit Committee Financial Expert

The Company does not have an audit committee financial expert serving on its Board of Directors, as that term is defined in Item 407(d)(5) of Regulation S-K. Due to the Company's limited size and stage of development, the Board of Directors has determined that the cost of retaining a financial expert at this time is not justified. The Company may seek to add an audit committee financial expert as its business develops.

Code of Ethics

As of the date of this report, we have not adopted a Code of Ethics. We believe that the small number of board and management members do not yet warrant the adoption of a Code of Ethics.

ITEM 11. Executive Compensation

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Ilona Andzejevska, President	Since inception (August 11, 2023) till June 30, 2026	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Valentina Baceviciene, Secretary	Since inception (August 11, 2023) till June 30, 2026	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the Company and its officers.

David Gaertner and David Mutina were appointed as directors on July 2, 2026, subsequent to the fiscal year ended June 30, 2026. Accordingly, they did not receive any compensation for services as directors during the fiscal year ended June 30, 2026.

As of the date of this report, Mrs. Andzejevska, Mrs. Baceviciene, Mr. Gaertner and Mr. Mutina have agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

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

Beneficial Owner*	Address	Number of Shares	Owned Percent of Class**
Ilona Andzejevska	Staneviсiaus g. 90, LT-07103 Vilnius, Lithuania	3,000,000	55.07%

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

(**) Percent of class is calculated on the basis of the number of fully diluted shares outstanding on September 22, 2026- 5,447,400.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

We maintain a policy of reviewing and approving all transactions with related persons — executive officers, directors, holders of more than 5% of our common stock, their immediate family members, and entities they own or control — in accordance with Item 404 of Regulation S-K and the Sarbanes-Oxley Act of 2002.

Related person transactions are reviewed and approved by our Board of Directors, excluding any director with an interest in the transaction, based on the relevant facts and circumstances, including the related person's relationship to us, the terms of the transaction, and whether those terms are comparable to what would be available in an arm's-length transaction with an unrelated third party.

As of June 30, 2026, the Company owed $217,878 to Ilona Andzejevska, its President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director, for working capital advances, of which $55,887 was advanced during the fiscal year ended June 30, 2026. The advances were made pursuant to a loan agreement dated August 11, 2023. The loan is non-interest bearing and may be prepaid by the Company without penalty. The loan is repayable over a five-year period. The loan agreement provides that the Company may repay all or a portion of the loan through the issuance of common stock only upon terms mutually agreed by the parties.

ITEM 14. Principal Accountant Fees and Services

The following table sets forth the fees billed to our Company by our independent registered accounting firm for the years ended June 30, 2026 and 2025.

	2026	2025
Audit Fees	$21,000	19,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$21,000	$19,000

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description

19*	Insider Trading Policy
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on September 22, 2026.

Readvantage Corp.

By:	/s/	Ilona Andzejevska
	Name:	Ilona Andzejevska
	Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

By:	/s/	Valentina Baceviciene
	Name:	Valentina Baceviciene
	Title:	Secretary

By:	/s/	David Gaertner
	Name:	David Gaertner
	Title:	Director

Report of Independent Registered Public Accounting Firm

CAH™

Chaudhury Ahmed Habib & Co.
(Chartered Accountants)
House no 982, Street no 21, Phase
4, Bahria Town, Islamabad
Tel: +92 (51) 5737581-2
Fax: +92 (51) 5732505
Email: cahabib2@gmail.com
www.cahpk.com

INDEPENDENT AUDITORS' REPORT
TO THE BOARD OF DIRECTORS OF
READVANTAGE CORP.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Readvantage Corp. (the "Company") as of June 30, 2026 and 2025 and the statement of operations, statement of comprehensive income, statement of stockholders' equity and the statement of cash flows for the years then ended, and the related notes (collectively referred to as "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
PCAOB No. 7157
Chaudhury Ahmed Habib
Islamabad, Pakistan
Dated: September 22, 2026

MS CHAUDHURY AHMED HABIB & CO CHAUDHURY AHMED HABIB

Islamabad, Pakistan

READVANTAGE CORP.

BALANCE SHEETS

AS OF JUNE 30, 2026 AND 2025

	June 30, 2026	June 30, 2025
ASSETS
Current Assets
Cash and cash equivalents	$-	$11,160
Total Current Assets	-	11,160
Other Current Assets
Intangible Assets, net	97,296	100,001
Total Other Current Assets	97,296	100,001
Total Assets	$97,296	$111,161

LIABILITIES AND STOCKHOLDERS` EQUITY
Current Liabilities
Accrued and other liabilities	$12,000	$18,800
Deferred revenue	-	7,075
Provision for taxation - net	-	-
Loan from director	217,878	161,990
Total Current Liabilities	229,878	187,866
Total Liabilities	$229,878	$187,866

CONTINGENCIES AND COMMITMENTS
SHARE CAPITAL AND RESERVES
Stockholders` Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 6,947,400 and 4,927,600 shares issued and outstanding at June 30, 2026 and 2025, respectively	6,947	4,928
Additional paid in capital	58,738	10,263
Accumulated Deficit	(198,267)	(91,896)
Total Stockholders` Equity (Deficit)	(132,582)	(76,705)
TOTAL LIABILITIES AND STOCKHOLDERS` EQUITY (DEFICIT)	$97,296	$111,161

The annexed notes form an integral part of these financial statements.

READVANTAGE CORP.

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2026 AND 2025

	Year Ended June 30, 2026	Year Ended June 30, 2025
NET REVENUE	$47,763	$12,966
DIRECT OPERATING COSTS
Other operating costs	(102,509)	(16,133)
Depreciation and amortization	(30,605)	(26,200)
Other expenses	(21,000)	(19,000)
OPERATING LOSS	(106,351)	(48,367)

OTHER:
Other income - net	-	-
Finance cost	(20)	(40)
LOSS BEFORE TAXATION	(106,371)	(48,407)
Taxation	-	-
NET LOSS	$(106,371)	$(48,407)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,739,314	4,504,708

The annexed notes form an integral part of these financial statements.

READVANTAGE CORP.

STATEMENT OF COMPREHENSIVE LOSS

FOR THE YEAR ENDED JUNE 30, 2026 AND 2025

	Year Ended June 30, 2026	Year Ended June 30, 2025
NET LOSS	$(106,371)	$(48,407)
Items that will not be reclassified to profit or loss:
Other Comprehensive income (loss) - net of tax	-	-
COMPREHENSIVE LOSS	$(106,371)	$(48,407)

The annexed notes form an integral part of these financial statements.

READVANTAGE CORP.

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEAR ENDED JUNE 30, 2026 AND 2025

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive loss	Accumulated deficit	Total

Balance as of July 01, 2024	4,500,000	$4,500	$-	$(43,488)	$(43,488)	$(38,988)
Net loss attributable for the year	-	-	-	(48,407)	(48,407)	(48,407)
Common stock	427,600	428	10,263	-	-	10,691
Other comprehensive income (loss) for the year - net of tax	-	-	-	-	-	-
Balance as of June 30, 2025	4,927,600	$4,928	$10,263	$(91,896)	$(91,896)	$(76,705)

Balance as of July 01, 2025	4,927,600	$4,928	$10,263	$(91,896)	$(91,896)	$(76,705)
Net loss attributable for the year	-	-	-	(106,371)	(106,371)	(106,371)
Common stock	2,019,800	2,019	48,475	-	-	50,494
Other comprehensive income (loss)- net of tax	-	-	-	-	-	-
Balance as of June 30, 2026	6,947,400	$6,947	$58,738	$(198,267)	$(198,267)	$(132,582)

The annexed notes form an integral part of these financial statements.

READVANTAGE CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2026 AND 2025

	Year Ended June 30, 2026	Year Ended June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(106,371)	$(48,407)
Adjustment for non-cash charges and other items:
Depreciation and amortization	30,605	26,200
Changes in operating assets and liabilities:
Increase / (Decrease) in non-current liabilities and assets:
Accrued and other liabilities	(6,800)	(22,200)
Deferred revenue	(7,075)	7,075
Net cash used in operating activities	(89,641)	(37,332)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible	(27,900)	(22,800)
Net cash used in investing activities	(27,900)	(22,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock	2,019	428
Loan from director	55,887	60,582
Additional paid in capital	48,475	10,263
Net cash generated from financing activities	106,381	71,273
Net Increase in Cash and Cash Equivalents	(11,160)	11,140
Cash and cash equivalent at the beginning of the period	11,160	20
Cash and cash equivalent at the end of the period	$-	$11,160

The annexed notes form an integral part of these financial statements.

READVANTAGE CORP.

NOTES TO THE FINANCIAL STATEMENTS

1. Legal status and nature of business

1.1 Readvantage Corp.

Readvantage Corp. ("The Company") is a Nevada corporation, incorporated on August 11, 2023. The company is a corporation organized under the laws of the State of Nevada with main business address located at Giedraiciu St. 39 Vilnius 09302 Lithuania.

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

2.4 Capital Stock

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share. 6,947,400 shares of common stock were issued and outstanding as at June 30, 2026 and 4,927,600 at June 30, 2025.

2.5 Revenue Recognition

Revenue is recognized when promised goods or services are transferred to the customer, in an amount that reflects the total consideration we expect to receive in exchange. We apply the FASB's five-step model for revenue recognition:

-	Identify the customer contract.
-	Identify contract performance obligations.
-	Determine the transaction price.
-	Allocate the transaction price to performance obligations.
-	Recognize revenue when performance obligations are fulfilled.

We provide access to a library of books enhanced with bionic reading technology and generate revenue primarily through an API service that allows developers and businesses to integrate bionic reading technology into their own platforms. We offer this service through two subscription-based tariff plans, described on our website at https://readvantage.tech, each providing a different level of access and functionality.

Subscription revenue is recognized over time, generally on a straight-line basis, as the customer receives access to the API throughout the subscription period. Amounts collected but not yet earned as of the end of a reporting period are recorded as deferred revenue and recognized in subsequent periods as the related performance obligations are satisfied. We recognized subscription revenue of $47,763 for the year ended June 30, 2026, representing revenue from our API bionic reading technology subscriptions.

2.6 Earnings Per Share

The Company presents basic and diluted earnings per share ("EPS") data for its common stock. The basic EPS is calculated by dividing (a) by (b):

a. The income attributable to common shareholders.

b. The weighted-average number of common shares outstanding

Diluted EPS is determined by adjusting the profit or loss attributable to common stockholders and the weighted average number of common stock outstanding, adjusted for the effects of all dilutive potential common stock. There are no dilutive instruments at reporting date.

2.7 Deferred Revenue

Deferred revenue represents billing in excess of revenue earned on contracts and is recognized on a pro-rata basis over the life of the contract.

2.8 Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. A change in management's estimates or assumptions could have a material impact on Readvantage Corp.'s financial condition and results of operations during the period in which such changes occur. Actual results could differ from those estimates. Readvantage Corp.'s financial statements reflect all adjustments that management believes are necessary for the fair presentation of its financial condition and results of operations for the periods presented.

2.9 Fair value measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods, including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed within one of the following three levels:

- Level 1 observable inputs - unadjusted quoted prices in active markets for identical assets and liabilities;

- Level 2 observable inputs - other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data;

- Level 3 Unobservable inputs - includes amounts derived from valuation models where one or more significant inputs are unobservable.

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

3. Cash and Cash Equivalents

	June 30, 2026	June 30, 2025
Cash at bank	-----(USD)-----
Current accounts	$-	$11,160
Savings accounts	-	-
Cash in hand	-	-
	$-	$11,160

4. Intangible assets - net

	June 30, 2026	June 30, 2025
	-----(USD)-----
Website Development	$162,700	$134,800
Less: Accumulated amortization	(65,404)	(34,799)
	$97,296	$100,001

4.1 Depreciation and amortization

Useful life of intangible assets is 5 years. Moreover, amortization on intangible assets has been allocated to depreciation and amortization on face of the statement of profit or loss.

5. Accrued and other liabilities

	June 30, 2026	June 30, 2025
	-----(USD)-----
Accrued liabilities	$-	$8,800
Audit fee payable	$12,000	$10,000
	$12,000	$18,800

6. Loan from director

	June 30, 2026	June 30, 2025
	-----(USD)-----
Loan from director	$217,878	$161,990
	$217,878	$161,990

6.1 As of June 30, 2026 and June 30, 2025, the Company owed $217,878 and $161,990, respectively, to a director of the Company for working capital advances. During the fiscal year ended June 30, 2026, the Company received additional advances of $55,887. The loan is non-interest bearing and may be prepaid without penalty. The loan is repayable over a five-year period. The loan agreement permits repayment in shares of common stock only if mutually agreed by the parties.

7. Contingencies and Commitments

There are no contingencies and commitments at June 30, 2026 and 2025.

8. Other Operating Costs

	For the Year Ended June 30, 2026	For the Year Ended June 30, 2025
Office rent	$348	$348
Postage and delivery	23,900	-
Consulting services	21,960	-
License and permits	800	846
Legal and professional	26,081	1,500
Financial planning and analysis	20,900	8,800
Website related expense	8,500	4,400
General expense	20	239
	$102,509	$16,133

9. Depreciation and Amortization

	For the Year Ended June 30, 2026	For the Year Ended June 30, 2025

Amortization	$30,605	$26,200
	$30,605	$26,200

10. Other Expenses

	For the Year Ended June 30, 2026	For the Year Ended June 30, 2025

Auditors' remuneration	$21,000	$19,000
	$21,000	$19,000

11. Related Parties

Related parties include the Company’s directors, executive officers, holders of more than 5% of the Company’s common stock, and their immediate family members and affiliated entities.

During the year ended June 30, 2026, the Company received advances of $55,887 from its director for working capital purposes. As of June 30, 2026 and June 30, 2025, the Company owed $217,878 and $161,990, respectively, to such director.

The advances are non-interest bearing and may be prepaid by the Company without penalty. The loan is repayable over a five-year period. The loan agreement permits repayment in shares of common stock only if mutually agreed by the parties.

Related party	Nature of transaction	June 30, 2026	June 30, 2025

Transactions during the year
Director's loan	Loan obtained from director	$55,887	$60,582
Outstanding payables
Director's loan	Loan from director	$217,878	$161,990

11.1 As of June 30, 2026 and 2025, the Company owed its director an interest-free loan of $217,878 and $161,990, respectively.

12. Subsequent Events

In accordance with ASC 855-10, the Company has evaluated events and transactions occurring after June 30, 2026, the date of the balance sheet, through September 22, 2026, the date these financial statements were issued, for potential recognition or disclosure.

Appointment of Directors

On July 2, 2026, the Board of Directors of the Company appointed David Gaertner and David Mutina to serve as members of the Company's Board of Directors. Each of Mr. Gaertner and Mr. Mutina will serve until his successor is duly elected and qualified or until his earlier resignation or removal in accordance with the Company's Articles of Incorporation and Bylaws.

Mr. Gaertner, age 42, has served as a Business Development Manager for a technology company since 2018. Previously, he held positions in business operations and strategic development. The Board believes that Mr. Gaertner's experience in technology business development and operations qualifies him to serve as a member of the Board.

Mr. Mutina, age 44, has served as a Project Manager at Y Soft since 2018. From 2013 to 2018, he held positions related to software implementation and technology operations. The Board believes that Mr. Mutina's experience in project management and technology operations qualifies him to serve as a member of the Board.

There are no arrangements or understandings between either Mr. Gaertner or Mr. Mutina and any other person pursuant to which either individual was appointed as a director of the Company. There are no transactions involving either Mr. Gaertner or Mr. Mutina requiring disclosure under Item 404(a) of Regulation S-K. In addition, there are no family relationships between Mr. Gaertner or Mr. Mutina and any of the Company's other officers or directors. At the time of their appointments, neither Mr. Gaertner nor Mr. Mutina was appointed to any committee of the Board of Directors. The Company has not entered into any compensatory arrangement with either Mr. Gaertner or Mr. Mutina in connection with his service as a director.

The foregoing description is qualified in its entirety by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2026.

Cancellation of Shares

On September 3, 2026, the Board of Directors of the Company unanimously approved the cancellation and retirement of 1,500,000 restricted common shares held by the Company's officer and 5%+ shareholder, Ilona Andzejevska. The shares were voluntarily surrendered to the Company for no consideration and delivered to the Company's transfer agent for cancellation and retirement. The cancellation and retirement were affected in accordance with applicable Nevada law and the Company's governing documents.

The cancellation did not involve the issuance of any securities or the payment of any consideration by the Company and did not result in a change of control of the Company.

Following the cancellation, the Company had 5,447,400 shares of common stock issued and outstanding, as confirmed by the Company's transfer agent.

The foregoing description is qualified in its entirety by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2026.

13. General

Figures have been rounded off to the nearest $USD.